Form 10-Q
period 2012-06-30
ANGLESEA ENTERPRISES, INC.
filed 2012-08-20
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-179147

Anglesea Enterprises, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	27-4841391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13799 Park Blvd., Suite 147, Seminole, FL	33776
(Address of principal executive offices)	(Zip Code)

(727) 393-7439

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 20, 2012:   Common Stock  -  66,033,000

ANGLESEA ENTERPRISES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Balance Sheets

Unaudited

	June 30,	September
	2012	30, 2011

ASSETS

CURRENT ASSETS
Cash	13,231	45,660
Total Current Assets	13,231	45,660

TOTAL ASSETS	13,231	45,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	10,007	300
Total Current Liabilities	10,007	300

STOCKHOLDERS' EQUITY

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $0.00001 par value, 250,000,000 shares authorized, 66,033,000 shares issued and outstanding at June 30, 2012 and September 30, 2011.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(57,706)	(15,570)

Total Stockholders' Equity	3,224	45,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	13,231	45,660

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Statement of Operations

Unaudited

				From
	For The Three	For The Three	For The Nine	Inception (February 8,	From Inception, (February 8
	Months Ending	Months Ending	Months Ending	2011) through	2011) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Consulting fees	-	6,000	7,500	9,420	19,920
Professional fees	9,900	900	28,700	900	30,800
General and administrative	3,857	-	5,936	1,050	6,986

Total Operating Expenses	13,757	6,900	42,136	11,370	57,706

LOSS FROM OPERATIONS	(13,757)	(6,900)	(42,136)	(11,370)	(57,706)

NET LOSS	(13,757)	(6,900)	(42,136)	(11,370)	(57,706)

BASIC LOSS PER COMMON SHARE	(0.00)	0.00	(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	66,033,000	66,000,363	66,033,000	65,000,229

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Statement of Cash Flows

Unaudited

		From	From
	For the Nine	Inception	Inception
	Months Ending	(February 8, 2011) through	(February 8, 2011) through
	June 30,	June 30,	June 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$ (42,136)	$ (11,370)	$ (57,706)
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services	-	420	420

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	9,707	-	10,007

Net cash used in operating activities	(32,429)	(10,950)	(47,279)

FINANCING ACTIVITIES

Common stock issued for cash	-	60,510	60,510
Net cash provided by financing activities	-	60,510	60,510

NET INCREASE (DECREASE) IN CASH	(32,429)	49,560	13,231

CASH AT BEGINNING OF PERIOD	45,660	-	-

CASH AT END OF PERIOD	$ 13,231	$ 49,560	13,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended June 30, 2012

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of Anglesea Enterprises, Inc.  The Company was originally incorporated under the laws of the state of Nevada on February 8, 2011.  The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company.  Anglesea Enterprises, Inc. offers internet and web-related services to small businesses including website development, creative writing and design, and marketing analysis.  The Company provides Internet solutions to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via the World Wide Web.  Management has experience in marketing, commercial website development and business-to-business sales.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  Our financial statements as of and for the nine months ended June 30, 2012 are considered unaudited. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The financial statements should be read in conjunction with the Registration Statement filed in the Form S-1 as on July 11, 2012. Our S-1 was declared effective as on July 30, 2012.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a September 30th year end.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended June 30, 2012

(Unaudited)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at June 30, 2012 the Company had no cash equivalents.

Revenue Recognition

Revenue is recognized in accordance with the criteria established in the accounting literature regarding recognition of revenues, specifically, FASB Accounting Standards Codification topic 605, “Revenue Recognition”. The Company will recognize revenue for its design and development services as the projects are completed. Revenue from other services provided such as website hosting and maintenance, creative design updates and marketing analysis will be recognized as billed on a monthly basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

Fair value of financial instruments

The carrying amounts of financial instruments including cash approximate their fair value because of their short term maturities. The Company does not hold any investments that are available-for-sale.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended June 30, 2012

(Unaudited)

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through June 30, 2012, the Company recognized no sales revenue and incurred a net loss of $57,706.  As of June 30, 2012, the Company had an accumulated deficit of $57,706.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of June 30, 2012, respectively:

•

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

•

Common Stock, $0.00001 par value, 250,000,000 shares authorized 66,033,000 shares issued and outstanding.

COMMON STOCK

•

On February 8, 2011, the Company entered into an agreement with one of its founders for the sale of 60,000,000 shares of common stock at a price of $0.0000003 per share.  The Company realized $180 from this subscription and $420 was realized towards the services rendered to the Company by the founding member.

•

On February 10, 2011, the Company entered into an agreement with one investor for the sale of 6,000,000 shares of common stock at a price of $0.01 per share.  The Company realized $60,000 from these subscriptions.

•

In June 2011, the Company entered into an agreement for the sale of 33,000 shares at a price of $0.01 per share to 33 different investors.  The Company realized $330 from these subscriptions.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Executive Summary

Anglesea Enterprises Inc. (the “Company” or “Anglesea”) was formed on February 8, 2011 in the State of Nevada.  We are a development stage company with no revenues and net losses to date. We plan to provide marketing and web-related services to small businesses including website development and design, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization.  We also plan to provide economical internet-related marketing services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via their website.

Accordingly, you cannot fully evaluate our business, and therefore our future prospects, due to a lack of operating history and revenues. To date, our business development activities have consisted solely of developing our own website and preliminary discussions of our planned service offering with prospective customers strategic partners who offer such services.  In addition, there is no guarantee that we will be able to expand our business development efforts and establish revenue and profit generating operations. Failure to generate revenues and profit will cause us to suspend or cease operations.

The demand for web development and marketing services in the small business market continues to grow.  The majority of e-commerce service providers focus on servicing large and medium-sized corporations.  We are developing a business network to try to reduce project costs and afford us the opportunity to offer web development services at competitive prices.  We hope to accomplish this by strategically aligning ourselves with other service providers to bundle affordable internet and business services to our customers. To date, we have not established any strategic alliances.

Limited Operating History

We are a development stage company with limited operations and no revenues to date from our business.  There is limited historical financial information about us upon which to base an evaluation of our performance.  There is no guarantee that we will be successful in the implementation of our business plan as described herein.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in advertising and marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, increases in legal fees related to filings and regulatory compliance.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment.

We anticipate relying on equity sales of our common stock in order to continue to fund implementation of our business plan.  There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We may also rely on loans from our shareholders; however, there are no assurances that our shareholders will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

PLAN OF OPERATION

We have begun limited operations toward developing our business plan and beginning to market our website development and internet marketing-related services to small businesses by networking with professionals in the business community such as attorneys and accountants to establish our referral source network.  All business functions are coordinated and managed by our Chief Executive Officer and President, Mr. James Christie.

Our business plan for the next twelve months includes the following anticipated milestones:

Commence Marketing Campaign – April 2012

Our plan of operations includes attendance at networking opportunities within the local business community and among professionals. The Company’s anticipated minimum marketing expenses are $1,250 per month and operational costs of $500 per month for the next twelve months. This total estimated cost for the next twelve months is $21,000 and may be funded by shareholder loans, although there is no written agreement or guarantee we will receive such loans.  To accelerate our marketing efforts we are actively seeking additional financing on favorable terms to more quickly promote our business model to a larger audience.  There can be no assurance we will be successful in implementing our marketing campaign or that we will be able to provide our services at lower costs than our competitors.  The development of a consistent marketing program requires the commitment of substantial resources.  Marketing is an ongoing effort that will continue during the life of the Company. If additional capital is not available on acceptable terms, we may not be able to implement our marketing and business development plans or continue our operations.

Complete Company Website – May 2012

To support our marketing efforts we have begun to develop marketing materials and a public relations and advertising program by promoting our website, www.angleseaenterprises.com, at local business events.  Our website is live but is currently under construction. We anticipate our website will require additional funding of $4,000 to complete the build-out of the website and there can be no assurance that we will have adequate funding to complete the website. Updating and improving our website will continue throughout the life of the Company. If additional capital is not available on acceptable terms, we may not be able to implement our marketing and business development plans or continue our operations.

Create Strategic Alliances – April – July 2012

For the website design, development, marketing, analysis, and maintenance we plan to contract with various industry professionals to handle our clients' needs. For the website hosting services we plan to form strategic alliances with industry leaders to provide top-rate, reliable hosting solutions. Forming such strategic alliances would allow us to offer consumers flexibility in hosting features and customizability while keeping costs down.  Such benefits are crucial to preserving the integrity of our company as being a 'full-service internet solutions provider' for small businesses.  To date, we have not established any strategic alliances, but through personal contacts of our Chief Executive Officer and President Mr. James Christie, we hope to establish such relationships in the future. Mr. Christie plans to hire additional employees at market rates as the Company’s cash flow increases.  Any sales related employees will be retained on a commission basis and design and development employees will be contracted on an hourly basis based on project specifications. Creating these relationships will continue throughout the life of the Company, but there can be no assurance that we will be able to establish such relationships or that these services will be available to us at industry competitive pricing.

Complete S-1 Registration Statement – July 2012

We anticipate to complete the Registration Statement we will need to spend approximately $20,000 over the next 90 – 120 days, including the costs associated with meeting our obligations as a limited reporting company over the next twelve months. We are not raising any money as part of the Registration Statement. We believe the reporting company status may give us additional access to capital. Currently, we do not have any arrangements for additional financing. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

To date we have spent $57,706 for operating expenses. We have paid approximately $50,720 in consulting and professional fees and $6,986 in miscellaneous general and administrative expenses in developing our business plan and in association with the filing of our registration statement.

We hope to commence generating sales revenues from our new marketing and business development activities within the next six months.  Our business plan depends on our ability to successfully market our services and build our client base.  Our results can be affected by our ability to price and sell our services to be competitive with other service providers in the market.  There can be no assurance we will be successful in implementing our sales and marketing plan or our plan of operations.  If we are unable to generate sufficient clients or provide services at competitive prices we may have to reduce, suspend or cease our efforts.  If we are forced to cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Results of Operations

For the three months ended June 30, 2012, the Company has been in the development stage and had no revenue. Expenses for the three months ended June 30, 2012 totaled $13,757 resulting in a loss of $13,757. Expenses for the three months ended June 30, 2012 consisted of $9,900 in total consulting and professional fees and $3,857 for general and administrative expenses.

Comparatively, for the three months ended June 30, 2011, the Company has been in development stage and had no revenue. Expenses for the three months ended June 30, 2011 totaled $6,900 resulting in a loss of $6,900. Expenses for the three months ended June 30, 2011 consisted of $6,900 in total consulting and professional fees and $0 for general and administrative expenses.

For the nine months ended June 30, 2012, the Company has been in the development stage and had no revenue. Expenses for the nine months ended June 30, 2012 totaled $42,136 resulting in a loss of $42,136. Expenses for the nine months ended June 30, 2012 consisted of $36,200 in total consulting and professional fees and $5,936 for general and administrative expenses.

Comparatively, for the period from inception (February 8, 2011) through June 30, 2011, the Company has been in development stage and had no revenue.  Expenses for the period ended June 30, 2011 totaled $11,370 resulting in a loss of $11,370. Expenses for the period ended June 30, 2011 consisted of $10,320 in total consulting and professional fees and $1,050 for general and administrative expenses.

As of the date of this filing, we have one employee.  We plan to hire additional personnel, subject to our cash flow from operations or additional financing, within the next twelve months.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $57,706 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional capital and implement our business plan provide for us the opportunity to continue as a going concern. However, there can be no assurance that we will be successful in implementing our business plan to generate revenue and net profits, and there can be no assurance that we will be successful in obtaining additional capital to fund ongoing operations.

Liquidity and Capital Resources

As of June 30, 2012 we had $13,231 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires at minimum $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to complete our recent registration statement over the next 90 – 120 days, including the costs associated with meeting our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

We are a development stage company with limited operations and no revenues and net loses to date from our business.  To meet our needs for cash required for the long-term implementation of our business plan we will need to generate sufficient revenues and net profit to continue our operations or require additional capital.  If we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to cease operations.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it through equity financings, we may ask our existing shareholders to invest additional capital into the Company.  There can be no assurance that our existing shareholders will provide us with additional capital.  If we are unable to raise sufficient capital we may have to either, suspend implementation of our business plan until we are able to raise capital, or cease operations entirely if revenue from operations will not be sufficient to cover our operating costs.  We believe we can implement our business plan and achieve profitable operations, however, we cannot guarantee that our operations and proceeds from any capital raise will be sufficient for us to continue as going concern.

Cash Flows from Investing Activities

The Company had no cash used in or provided by investing activities for the nine months ended June 30, 2012 and from inception (February 8, 2011) through June 30, 2012.

Cash Flow from Financing Activities

For the nine months ended June 30, 2012, the Company did not pursue any financing activities.  Comparatively, for the period from inception (February 8, 2011) through June 30, 2011, the Company had common stock issued for cash of $60,510 resulting in net cash provided by financing activities..

We estimate the Company needs, at minimum, $45,000 to implement its business plan over the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the registration statement and our plan of operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our services.  We expect to keep operating costs to a minimum until cash is available through operating activities or financing.  We plan to continue to seek, in addition to equity financing, other sources of debt financing on favorable terms; however, there can be no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits sufficient to cover our operating costs or unable to obtain additional capital for our working capital needs, we may need to curtail, suspend or cease operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover unforeseen cash requirements during the initial stages of operations.

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States.  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Section 187 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(8) of the Security Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2012

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer