Form 10-Q/A
period 2012-06-30
ANGLESEA ENTERPRISES, INC.
filed 2012-09-11
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 to

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

September 11, 2012:   Common Stock  -  66,033,000

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated: September 11, 2012

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer