Form 10-K
period 2012-09-30
ANGLESEA ENTERPRISES, INC.
filed 2013-01-14
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]     Annual Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2012

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.00001 par value common stock held by non-affiliates of the registrant was approximately $60,320.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of January 11, 2013 was 66,033,000 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

ANGLESEA ENTERPRISES, INC.

FORM 10-K

For the year ended September 30, 2012

INDEX

PART I

ITEM 1.   BUSINESS

Anglesea Enterprises, Inc. (the “Company” or “Anglesea”) was formed on February 8, 2011, in the State of Nevada.  We are a development stage company with no revenues and $72,663 in net losses to date. We plan to provide marketing and web-related services to small businesses including the design and development of original websites, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization.  We also plan to provide economical internet-related marketing services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via their website.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Web Design and Web Marketing Services

We plan to offer turn-key, full-service web design and Internet solutions for small businesses.  The following is a list of our planned primary website services, which includes but is not limited to the following:

1)

Website Development, Design and Maintenance: We plan to tailor and customize each website’s design to the individual clients needs with the ability to fully integrate business needs as they arise.

2)

Creative Writing and Graphics: We plan to provide clients with creative prose to articulate their message to the right target audience.  We plan to create graphics to “tell the story” and deliver a powerful message to customer.

3)

Website Analysis and Marketing:  We plan to offer analysis and testing of client websites based on industry standards for the form and content on the site.  Once the website is analyzed, we will recommend and develop marketing tools and analytics for the client to reach their targeted customer.

4)

Virtual Tours: We plan to create audio/visual video tours of products, facilities and operations.  We intend to create a unique sales tool – instead of sending out a brochure as a flat picture, clients can show their business/products as they are operating.

5)

Search Engine Optimization (“SEO”): The process of improving a client’s website-visibility in an unpaid web search result, such as Google.  We plan to develop the SEO as part of the marketing campaign in the beginning of the project by developing code and keywords in the programming to make it more search-friendly.  The more frequently a site appears in the search results, the more visitors it will receive from the search engine’s results.

6)

E-Commerce Development: Based on the growth of online buying habits we plan to offer e-commerce solutions from E-Bay store fronts to database development and deployment.  These are customized based on the client’s products and the needs of their consumers.

7)

Ancillary Business Services – Marketing and Operational Consulting: These services will be offered in the future because they can be used to establish and maintain a strong residual income and it affords us the ability to package together services from various providers and expand our range of small business services and lock-in long term client relationships.

Operations

For the website design, development, marketing, analysis, and maintenance we plan to contract with various industry professionals to handle our clients' needs. For the website hosting services we plan to form strategic alliances with industry leaders to provide top-rate, reliable hosting solutions. Forming such strategic alliances would allow us to offer consumers flexibility in hosting features and customizability while keeping costs down.  Such benefits are crucial to preserving the integrity of our company as being a 'full-service internet solutions provider' for small businesses.  To date, we have not established any strategic alliances. The ancillary creative services are primarily fulfilled in-house by our Chief Executive Officer and President Mr. James Christie.

We operate in both a Windows® and Macintosh® environment and are equipped with current software and hardware tools necessary to meet our project requirements. Within the next twelve months, we will be investing in additional tools and servers that will extend our capabilities in handling various types of program files (i.e. Macintosh computers for graphic design, large capacity data storage, and high-end image scanners).  We also plan to purchase licensing agreements with major software vendors to allow for automatic upgrades in new software tools.

Our initial focus will almost exclusively be on website development for small businesses stepping into the internet for the first time. We plan to market our services to businesses looking to expand their reach to new customers and communicate their message to a larger audience.  We plan to help the small business create an on-line presence by designing, developing and launching their website. We plan to also help them continue to improve their website and on-line message through website marketing and analytics, e-commerce solutions and virtual tours.

The Market

To meet customers’ needs, more and more small businesses have recognized the requirement to establish and maintain a dynamic on-line presence.   No matter the size of the business, a small business can have a large business “look and feel” via its website if properly developed and managed.

On-line marketing is relatively inexpensive when compared to the cost of traditional advertising based on its reach to the target audience.  By its nature, the internet allows consumers to research and purchase products and services at their own convenience. Therefore, businesses have the advantage of appealing to consumers over the internet that can bring about sales results more quickly when effective targeted.

In a national survey in December 2009, the Pew Research Center found that 74% of American adults (ages 18 and older) use the Internet. The size of the market for on-line advertising alone has grown into be a billion dollar industry and the Interactive Advertising Bureau (“IAB”) Internet Advertising Revenue Report prepared by Pricewaterhouse Coopers US (“PwC”) in 2010, puts all 2010 internet advertising revenues at a record $26 billion in the US, up 15% from 2009. Fourth quarter revenue also hit new highs at $7.45 billion, up 19% from Q4 2009 and 15% from Q3 2010. In an updated IAB report prepared by PwC for the first half of 2011, internet advertising revenues were up 23% to $14.9 billion in the US for the first six months of 2011 over 2010.

Regarding product sales via the internet, in March 2010 Forrester Research predicted that on-line sales in the U.S. will keep growing at a 10 percent compound annual growth rate through 2014. The forecast for online retail sales in the U.S. will reach nearly $249 billion by 2014, up from $155 billion in 2009.

Marketing Strategy

Our marketing strategy focus is on our local market encompassing the west coast of Florida, expanding as we grow out our customer base.  We want to sell our clients on the value of our services.  We have packaged our product offering into tiered pricing categories based on a menu of service items that can provide a full suite of website development and on-line marketing.  We intend to target small business clients through local area business events, building our referral network of professionals, such as attorneys and accountants, and target marketing through local media, direct mail and email campaigns, social media and our own on-line presence.

To date, our business development activities have consisted solely of developing our own website and preliminary discussions of our planned service offering with prospective customers strategic partners who offer such services. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will be able to expand our business development efforts and establish revenue and profit generating operations. Failure to generate revenues and profit will cause us to suspend or cease operations. If this happens, you could lose all or part of your investment.

Competition

The website development and on-line marketing business is highly competitive and fragmented.  Our focus will be to streamline our services for the small business market. There are however other competitors that have been in business for longer than our business, and have an established customer base and referral network.  These competitors can range in size from small, independent operators to large companies with significantly greater resources than us.  Certain competitors may also be willing to accept lower fees based on their overhead structure.  As such, we may have difficulty attracting and retaining clients and may be forced to lower our fee structure to complete effectively, which may negatively impact our operations.

Employees

As of January 11, 2013, we have one employee, and plan to employ additional qualified employees in the near future.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive office is located at 13799 Park Blvd., Suite 147, Seminole, FL 33776 and our telephone number is (727) 393-7439.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information.  There has been no trading market for Anglesea’s common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

b)  Holders.  At January 11, 2012, there were approximately 36 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the year ended September 30, 2012, the registrant has been in the development stage and had no revenue.  We had consulting expenses of $7,500, professional fees of $41,213, and general and administrative expenses of $8,380.  As a result, we had net loss of $57,093 for the year ended September 30, 2012.

Comparatively, for the period from inception (February 8, 2011) through September 30, 2011, the registrant was in the development stage and had no revenue.  We had consulting expenses of $12,420, professional fees of $2,100, and general and administrative expenses of $1,050.  As a result, we had net loss of $15,570 for the period from inception (February 8, 2011) through September 30, 2011.

For the period from inception (February 8, 2011) through September 30, 2012, the registrant was in the development stage and had no revenue.  We had consulting expenses of $19,920, professional fees of $43,313, and general and administrative expenses of $9,430.  As a result, we had net loss of $72,663 for the period from inception (February 8, 2011) through September 30, 2012.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $72,663 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2012 we had $2,311 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires a minimum of $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to complete our recent registration statement over the next 90 – 120 days, including the costs associated with meeting our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

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

Cash Flows from Investing Activities

The registrant had no cash used in or provided by investing activities for the year ended September 30, 2012, from inception (February 8, 2011) through September 30, 2011, and from inception (February 8, 2011) through September 30, 2012.

Cash Flow from Financing Activities

For the year ended September 30, 2012, the registrant did not pursue any financing activities.

For the period from inception (February 8, 2011) through September 30, 2011, the registrant had common stock issued for cash of $60,510 resulting in net cash provided by financing activities of $60,510 for the period.

For the period from inception (February 8, 2011) through September 30, 2012, the registrant had common stock issued for cash of $60,510 resulting in net cash provided by financing activities of $60,510 for the period.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Anglesea Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anglesea Enterprises Inc.

We have audited the accompanying balance sheets of Anglesea Enterprises Inc. (A Development Stage Company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and from inception (February 8, 2011) to September 30, 2012. Anglesea Enterprises Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anglesea Enterprises Inc. (A Development Stage Company) as of September 30, 2012 and 2011 and the result of its operations and its cash flows for the year then ended and from inception (February 8, 2011) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

January 8, 2013

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

(Audited)

	September	September
	30, 2012	30, 2011
ASSETS
CURRENT ASSETS
Cash	$2,311	$45,660
Total Current Assets	2,311	45,660
TOTAL ASSETS	$2,311	$45,660

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expense	$14,044	$ 300
Total Current Liabilities	14,044	300
TOTAL LIABILITIES	14,044	300

STOCKHOLDERS' EQUITY(DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 66,033,000 and 66,033,000 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(72,663)	(15,570)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(11,733)	45,360
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 2,311	$45,660

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

(Audited)

		From Inception	From Inception
		( February 8,	( February 8,
	Year Ended	2011) Through	2011) Through
	September 30,	September 30,	September 30,
	2012	2011	2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Consulting fees	7,500	12,420	19,920
Professional fees	41,213	2,100	43,313
General and administrative	8,380	1,050	9,430

Total Operating Expenses	57,093	15,570	72,663

LOSS FROM OPERATIONS	(57,093)	(15,570)	(72,663)

NET LOSS	$(57,093)	$(15,570)	$(72,663)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	66,033,000	65,961,692

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From Inception (February 8, 2011) through September 30, 2012

(Audited)

							Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance at inception, February 8, 2011	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of common stock on February 8, 2011 (60,000,000 Issued at cash price of $0.000003 per share for a total value of $180 and for services for a total value of $420)			60,000,000	600	-		600

Issuance of common stock on February 10, 2011 for cash at a price of $0.01 per share			6,000,000	60	59,940		60,000

Issuance of common stock in June 2011 for cash at a price of $0.01 per share			33,000	-	330		330

Net loss for the period from inception to September 30, 2011						(15,570)	(15,570)

Balance, September 30, 2011	-	-	66,033,000	660	60,270	(15,570)	45,360

Net loss for the period from October 1, 2011 to September 30, 2012						(57,093)	(57,093)

Balance, September 30, 2012	-	$ -	66,033,000	$ 660	$60,270	$(72,663)	$(11,733)

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

		From Inception	From Inception
		(February 8,	(February 8,
	Year Ended	2011) Through	2011) Through
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(57,093)	$(15,570)	$(72,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	420	420

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	13,744	300	14,044
Net cash used in operating activities	(43,349)	(14,850)	(58,199)

FINANCING ACTIVITIES
Common stock issued for cash	-	60,510	60,510
Net cash provided by financing activities	-	60,510	60,510

NET INCREASE (DECREASE) IN CASH	(43,349)	45,660	2,311

CASH AT BEGINNING OF PERIOD	45,660	-	-
CASH AT END OF PERIOD	$ 2,311	$45,660	$ 2,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through September 30, 2012

(Audited)

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

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

Property

The Company does not own any property.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The company did not incur any advertising expense for the year ended September 30, 2012, and from inception through September 30, 2011.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  As at September 30, 2012, and September 30, 2011 the Company had no cash equivalents.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

	For the Year Ended September 30, 2012	From Inception On February 8, 2011 Through September 30, 2012
Net loss	$ (57,093)	$ (72,663)
Weighted average shares	66,033,000	65,961,692
Net loss per share	$ (0.00)	$ (0.00)

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-based compensation.

As of September 30, 2012, the Company has not issued any share-based payments.

The Company records stock-based compensation in accordance with ASC 718 using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ending September 30, 2012, the Company recognized no sales revenue and incurred a net loss of $57,093.  As of September 30, 2012, the Company had an accumulated deficit of $72,663.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of September 30 2012, respectively:

•

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

•

Common Stock, $0.00001 par value, 250,000,000 shares authorized 66,033,000 shares issued and outstanding.

PREFERRED STOCK

To date, no preferred stock has been issued.

COMMON STOCK

•

On February 8, 2011, the Company entered into an agreement with one of its founders for the sale of 60,000,000 shares of common stock at a price of $0.0000003 per share.  The Company realized $180 from this subscription and $420 was realized towards the services rendered to the Company by the founding member.

•

On February 10, 2011, we entered into an agreement with one investor for the sale of 6,000,000 shares of common stock at a price of $0.01 per share.  The Company realized $60,000 from these subscriptions.

•

In June 2011, the Company entered into an agreement for the sale of 33,000 shares at a price of $0.01 per share to 33 different investors.  The Company realized $330 from these subscriptions.

4.

INCOME TAXES

At September 30, 2012 and 2011, the Company had federal operating loss carryforwards of $72,663 and $15,570, respectively, which begins to expire in 2031.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to net loss before provision for income taxes for the following reasons:

	For the Year Ended September 30, 2012	From Inception on February 8, 2011 through September 30, 2011
Income tax expense at statutory rate	$ (28,340)	$ (5,790)
Net deferred tax asset	28,340	5,790
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	For the Year Ended September 30, 2012	From Inception on February 8, 2011 through September 30, 2011
NOL carryover	$ (28,340)	$ (5,790)
Valuation allowance	28,340	5,790
Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of September 30, 2012 and 2011 was $72,663 and $15,570, respectively, which will begin to expire 2030. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

5.

SUBSEQUENT EVENTS

Management has evaluated all activity since September 30, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

6.

RELATED PARTY TRANSACTIONS

For the year ended September 30, 2012 and from inception on February 8, 2011 to September 30, 2011, the Company paid fees of $1,200 and $0 respectively to the president and director for services to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

During the year ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors.  The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors of the Company.  The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant.  Directors receive no cash compensation or fees for their services rendered in such capacity.

The following table sets forth the name and age of the officer and director as of January 11, 2013. Our Executive officer is elected annually by our Board of Directors (the “Board”). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

James Christie	44	Chief Executive Officer, President and Director	February 2011

Leslie Toups	45	Director	February 2011

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

James Christie (44) – Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Christie has over 20 years of experience in marketing, business-to-business sales, operations, research and development, and financial management of high-tech businesses.  He has strong product knowledge of servers and computers, cameras and webcams, printers and scanners, database software and computer related services.  In 1991, Mr. Christie founded and has served as President of Bubbleworld.com, a multimedia, interactive services company specializing in emerging computer-related technologies.  His clients have included Fortune 500 Companies, professional sports teams and universities and municipalities.  He has also developed various search engine optimization strategies including social media marketing for companies such as Face Book and LinkedIn.  From 1997 to 1999, Mr. Christie served as the executive director of St. Croix Cruises managing the day-to-day operations of a three-ship fleet of private charter boats.  From 1992 to 1995, Mr. Christie served as the database editor and research librarian for the St. Petersburg Times .  He worked for the regional newspaper creating databases for research and development of content appearing in the daily newspaper, as well as managing the information flow between the newsroom and art departments.  Mr. Christie graduated from Eastern Michigan University in 1990 with a BA in English with minors in Journalism and Art History.

Mr. Christie is not an officer or director of any public companies.  Mr. Christie is founder and President of Bubbleworld.com. Bubbleworld.com primarily focuses on the marketing and development of various types of entertainment websites, such as bars, restaurants and resort destinations. As the founder and President of Bubbleworld.com, Mr. Christie is responsible for internet and marketing related services related to the site and websites it promotes which may create a conflict of interest. While Bubleworld.com focuses on business in the entertainment sector, Mr. Christie plans to utilize his expertise in internet marketing, site development and management to help small businesses across a wide array of business segments to implement and develop their own strategies for Anglesea. Mr. Christie currently devotes 50% of his time to Anglesea Enterprises which ranges from 20 to 30 hours per week. However, Mr. Christie intends to devote more of his time to the Company once we are further along in our operations. Additionally, in order to help the Company fully realize its business plan, Mr. Christie plans to employ qualified employees over the course of the next twelve months.

Leslie Toups (45) -Director

Ms. Toups has over 22 years of experience in journalism and marketing.  Since 1994, she served as an independent freelance writer and has been involved in various community and volunteer efforts.  From 1989 to 1994, Ms. Toups worked a freelance writer for the Florida Catholic Newspaper.

Ms. Toups graduated from Texas Christian University with a B.A. in Journalism with emphasis on adverting and public relations.

Board Committees

The Company does not currently have a designated audit, nominating or compensation committee.  The Company currently has no plans to form these separately designated board committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2011.

Code of Ethics Policy

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.  The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period from inception (February 8, 2011) through September 30, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
James Christie	2012	$0	$0	$0	$0	$0	$0	$1,200	$1,200
Chief Executive Officer	2011	$0	$0	$0	$0	$0	$0	$1,200	$1,200
Leslie Toups	2012	$0	$0	$0	$0	$0	$0	$0	$0
Founder/Director	2011	$0	$0	$0	$0	$0	$0	$420	$420

SUMMARY COMPENSATION TABLE

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through September 30, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception, February 8, 2011, through September 30, 2012 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Effective December 1, 2011, the Company and Mr. Christie, our Chief Executive Officer and President, entered into a two (2) year employment agreement (the “Employment Agreement”). Mr. Christie shall not be entitled to any compensation, bonus payment or benefits until the Company has reached $250,000 in gross revenues (the “Revenue Milestone”).  Upon the Company reaching the Revenue Milestone, Mr. Christie shall be entitled to an annual salary of $75,000 (the “Base Salary”). Among other things, Mr. Christie is responsible for overseeing all operations of the Company including but not limited to evaluation of business opportunities, and the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended. Upon the Company reaching the Revenue Milestone, Mr. Christie shall also be entitled to all reasonable and customary fringe benefits, including, but not limited to, medical, dental, disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.

In the event that Mr. Christie’s employment is terminated by the Company without cause including but not limited to an involuntary change in position or termination of Mr. Christie as a result of a material breach of this Agreement by the Company (any of the foregoing, an “Involuntary Termination”), Mr. Christie shall receive from the Company, through the effective date of the Involuntary Termination:  (i)  the Base Salary, including relevant cost of living adjustments; (ii) (a) compensation for all accrued, unexpired vacation time and (b) any applicable outstanding expense reimbursements; and (iii) an additional two weeks’ pay of Mr. Christie’s then current Base Salary.

Mr. Christie may elect, by written notice to the Company, to terminate his employment with continued pay through the Employment Agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control, (iii) more than 50% of the outstanding stock is acquired by a third party, or (iv) the Company defaults in making payments required to Mr. Christie under this agreement.

For two years following his resignation or termination, Mr. Christie will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Compensation Discussion and Analysis

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options/ SAR Grants

We do not currently have a stock option plan.  No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

	Number of Shares Beneficially Owned	Percent of Class
Leslie Toups(1) 13799 Park Blvd., Suite 147, Seminole, FL 33776	60,000,000	90.86%

Edward G. Mass Jr. 2323 State Road 580 Clear Water FL, 33761	6,000,000	9.09%

James Christie 13799 Park Blvd., Suite 147, Seminole, FL 33776	1,000	0.001%

All Executive Officers and Directors as a group (2)	60,001,000	90.861%

Based on 66,033,000 shares of common stock outstanding as of January 11, 2013.  Leslie Toups is the director of the registrant and owns 90.86% of the outstanding stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mrs. Leslie Toups is a director and founder of the Company. On February 8, 2011, Mrs. Toups was issued 60,000,000 shares of common stock as founder shares for services. Mr. James Christie, our President and Chief Executive Officer purchased 1,000 shares of the Company’s common stock in a private offering.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to Mr. Christie, our Chief Executive Officer, President and director or Mrs. Toups, director of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence.  The Company’s board of directors consists of James Christie and Leslie Toups.  Neither James Christie nor Leslie Toups is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended September 30, 2012, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $7,000 and $8,000, respectively, to De Joya Griffith, LLC during the fiscal year ended September 30, 2012 and 2011, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-K.

Tax Fees. We did not incur any aggregate tax fees and expenses from De Joya Griffith, LLC for the fiscal years ended September 30, 2012 and from inception on February 8, 2011 through September 30, 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from De Joya Griffith, LLC during 2012 and 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended September 30, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, September 30, 2012 and 2011

Statements of Operations for the year ended September 30, 2012 and the period from Inception (February 8, 2011) through September 30, 2011 and 2012

Statements of Stockholders’ Equity (Deficit) from Inception (February 8, 2011) through September 30, 2012

Statements of Cash Flows for the year ended September 30, 2012 and the period from Inception (February 8, 2011) through September 30, 2011 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 11, 2013

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer