Form 10-Q
period 2012-12-31
ANGLESEA ENTERPRISES, INC.
filed 2013-02-11
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended December 31, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 000-54883

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, February 11, 2013:   Common Stock  -  66,033,000

ANGLESEA ENTERPRISES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2012

ASSETS
Current Assets
Cash	$58	$2,311
Total Current Assets	58	2,311
TOTAL ASSETS	$58	$2,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$14,617	$14,044
Loans from shareholders	2,950	-
Total Current Liabilities	17,567	14,044

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 66,033,000 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(78,439)	(72,663)
TOTAL STOCKHOLDERS' DEFICIT	(17,509)	(11,733)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58	$2,311

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Statement of Operations

From Inception through December 31, 2012

(Unaudited)

	For the Three Months Ending December 31, 2012	For the Three Months Ending December 31, 2011	From Inception (February 8, 2011) Through December 31, 2012

Revenues	$-	$-	$-

Operating Expenses:
Consulting Fees	-	4,500	19,920
Professional Fees	5,000	14,900	48,313
General and administrative	776	1,524	10,206
Total operating expenses	5,776	20,924	78,439

Loss from operations	(5,776)	(20,924)	(78,439)

Net loss	$(5,776)	$(20,924)	$(78,439)

Basic loss per Common Share	$-	$-

Weighted Average Number of Common Shares Outstanding - Basic	66,033,000	66,033,000

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	For The Three Months Ending December 31, 2012	For The Three Months Ending December 31, 2011	From Inception (February 8, 2011) Through December 31, 2012

OPERATING ACTIVITIES
Net Income (loss)	$(5,776)	$(20,924)	$(78,439)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	420
Changes in operating assets and liabilities
Increase in Accrued Expenses	573	-	14,617
Net cash used in operating activities	(5,203)	(20,924)	(63,402)

FINANCING ACTIVITIES
Proceeds from Notes Payable – Related Parties	2,950	-	2,950
Common stock issued for cash	-	-	60,510
Net cash provided by financing activities	2,950	-	63,460

Net Increase (Decrease) in Cash	(2,253)	(20,924)	58

Cash at beginning of period	2,311	45,660	-
Cash at end of period	$58	$24,736	$58

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended December 31, 2012

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

Interim results are not necessarily indicative of results for a full year.  Our financial statements as of and for the three months ended December 31, 2012 are considered unaudited. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The financial statements should be read in conjunction with the financial statements from our September 30, 2012 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a September 30th year end.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at December 31, 2012 and December 31, 2011 the Company had no cash equivalents.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through December 31, 2012, the Company recognized no sales revenue and incurred a net loss of $78,439.  As of December 31, 2012, the Company had an accumulated deficit of $78,439.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of December 31, 2012, respectively:

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

4

RELATED PARTY TRANSACTIONS

Note Payable – Related Party

At December 31, 2012, the Company owed $2,950 as loans from officers.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

5.

SUBSEQUENT EVENTS

Management has evaluated all activity since December 31, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the three months ended December 31, 2012, the Company has been in the development stage and had no revenue.  We paid $5,000 in professional fees and $776 in general and administrative expenses.  As a result, we had net loss of $5,776 for the three months ended December 31, 2012.

Comparatively, for the three months ended December 31, 2011, the Company has been in development stage and had no revenue.  We paid consulting fees of $4,500, professional fees of $14,900, and general and administrative expenses of $1,524.  As a result, we had net loss of $20,924 for the three months ended December 31, 2011.

The $15,148 difference between the three months ended December 31, 2011 and 2012 is primarily the result of decreased professional fees.

As of the date of this filing, we have one employee.  We plan to hire additional personnel, subject to our cash flow from operations or additional financing, within the next twelve months.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $78,439 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2012 we had $58 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires at minimum $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to complete our recent registration statement over the next 90 – 120 days, including the costs associated with meeting our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

We are a development stage company with limited operations and no revenues and net losses to date from our business.  To meet our needs for cash required for the long-term implementation of our business plan we will need to generate sufficient revenues and net profit to continue our operations or require additional capital.  If we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to cease operations.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it through equity financings, we may ask our existing shareholders to invest additional capital into the Company.  There can be no assurance that our existing shareholders will provide us with additional capital.  If we are unable to raise sufficient capital we may have to either, suspend implementation of our business plan until we are able to raise capital, or cease operations entirely if revenue from operations will not be sufficient to cover our operating costs.  We believe we can implement our business plan and achieve profitable operations, however, we cannot guarantee that our operations and proceeds from any capital raise will be sufficient for us to continue as going concern.

Cash Flows from Investing Activities

The Company had no cash used in or provided by investing activities for the three months ended December, 2012 and from inception (February 8, 2011) through December 31, 2012.

Cash Flow from Financing Activities

For the three months ended December 31, 2012, the company received $2,950 from notes payable – related parties.  As a result, we had net cash provided by financing activities of $2,950 for the three months ended December 31, 2012.

We did not pursue any financing activities for the three months ended December 31, 2011

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

Item 4.  Controls and Procedures

During the period ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: February 11, 2013

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer