Form 10-Q
period 2013-03-31
ANGLESEA ENTERPRISES, INC.
filed 2013-05-06
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 3, 2013:   Common Stock  -  66,033,000

ANGLESEA ENTERPRISES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
CURRENT ASSETS
	$683	$2,311
Cash
Total Current Assets	683	2,311

TOTAL ASSETS	$683	$2,311

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,583	$14,044
Loan	20,950	-
Total Current Liabilities	26,533	14,044

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding

Common stock, $0.00001 par value, 250,000,000 shares authorized, 66,033,000 shares issued and outstanding at March 31, 2013 and September 30, 2012 respectively.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(86,780)	(72,663)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(25,850)	(11,733)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$683	$2,311

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through March 31, 2013

(Unaudited)

	For The Three Months Ending March 31, 2013	For The Three Months Ending March 31, 2012	For The Six Months Ending March 31, 2013	For The Six Months Ending March 31, 2012	From Inception (February 8, 2011) Through March 31, 2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting fees		3,000		7,500	19,920
Professional fees	7,984	3,900	12,984	18,800	56,297
General and administrative	357	555	1,133	2,079	10,563

Total Operating Expenses	8,341	7,455	14,117	28,379	86,780

LOSS FROM OPERATIONS	(8,341)	(7,455)	(14,117)	(28,379)	(86,780)

NET LOSS	$(8,341)	$(7,455)	$(14,117)	$(28,379)	$(86,780)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	66,033,000	66,033,000	66,033,000	66,033,000

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For The Six Months Ending March 31, 2013	For The Six Months Ending March 31, 2012	From Inception (February 8, 2011) Through March 31, 2013

OPERATING ACTIVITIES

Net loss	$(14,117)	$(28,379)	$(86,780)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	420

Changes in operating assets and liabilities		-
Increase (decrease) in accounts payable and accrued expenses	(8,461)	-	5,583

Net cash used in operating activities	(22,578)	(28,379)	(80,777)

FINANCING ACTIVITIES

Proceeds from Loan	20,950		20,950
Common stock issued for cash	-	-	60,510

Net cash provided by financing activities	20,950	-	81,460

NET INCREASE (DECREASE) IN CASH	(1,628)	(28,379)	683

CASH AT BEGINNING OF PERIOD	2,311	45,660	-

CASH AT END OF PERIOD	$683	$17,281	$683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended March 31, 2013 and 2012

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  Our financial statements as of and for the six months ended March 31, 2013 are considered unaudited. Operating results for the six month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The financial statements should be read in conjunction with the financial statements from our September 30, 2012 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a September 30th year end.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at March 31, 2013 and September 30, 2012 the Company had no cash equivalents.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2013, the Company recognized no sales revenue and incurred a net loss of $86,780.  As of March 31, 2013, the Company had an accumulated deficit of $86,780.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of March 31, 2013, respectively:

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

4

LOANS

At March 31, 2013, the Company owed $20,950 as loans to a less than 5% shareholder.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

5.

SUBSEQUENT EVENTS

Management has evaluated all activity since March 31, 2013, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from inception (February 8, 2011) through March 31, 2013, the registrant has been in the development stage and had had no revenue.

For the three months ended March 31, 2013, we paid professional fees of $7,984 and general and administrative fees of $357.  As a result, we had a net loss of $8,341 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we paid consulting fees of $3,000, professional fees of $3,900, and general and administrative expenses of $555.  As a result, we had a net loss of $7,455 for the three months ended March 31, 2012.

The $886 difference between the three months ended March 31, 2013 and 2012 is primarily due to not needing to pay any consulting fees during the three months ended March 31, 2013, though the difference is offset by the greatly increased professional fees paid during 2013.

For the six months ended March 31, 2013, we paid professional fees of $12,984 and general and administrative fees of $1,133.  As a result, we had a net loss of $14,117 for the six months ended March 31, 2013.

Comparatively, for the six months ended March 31, 2012, we paid consulting fees of $7,500, professional fees of $18,800, and general and administrative fees of $2,079.  As a result, we had a net loss of $28,379 for the six months ended March 31, 2012.

The $14,262 difference between the net loss for the six months ended March 31, 2013 and 2012 is primarily a result of the increased consulting fees and professional fees paid in March 31, 2012.

As of the date of this filing, we have one employee.  We plan to hire additional personnel, subject to our cash flow from operations or additional financing, within the next twelve months.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $86,780 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2013 we had $683 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires at minimum $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to complete our recent registration statement over the next 90 – 120 days, including the costs associated with meeting our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

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

Cash Flows from Investing Activities

The Company had no cash used in or provided by investing activities for the period from inception (February 8, 2011) through March 31, 2013.

Cash Flow from Financing Activities

For the six months ended March 31, 2013, we received a loan of $20,950, resulting in net cash provided by financing activities of $20,950 for the six months ended March 31, 2013.

We did not pursue any financing activities for the six months ended March 31, 2012

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

Item 4.  Controls and Procedures

During the period ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 3, 2013

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer