Form 10-K
period 2013-09-30
ANGLESEA ENTERPRISES, INC.
filed 2013-12-27
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]     Annual Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-54883

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 27, 2013 was 66,033,000 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

ANGLESEA ENTERPRISES, INC.

FORM 10-K

For the year ended September 30, 2013

INDEX

PART I

ITEM 1.   BUSINESS

Anglesea Enterprises, Inc. (the “Company” or “Anglesea”) was formed on February 8, 2011, in the State of Nevada.  We are a development stage company with no revenues and $96,769 in net losses to date. We plan to provide marketing and web-related services to small businesses including the design and development of original websites, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization.  We also plan to provide economical internet-related marketing services to small businesses that are looking to expand their existing marketing efforts to reach a larger audience via their website.

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

Employees

As of December 27, 2013, we have one employee, and plan to employ additional qualified employees in the near future.

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

b)  Holders.  At December 27, 2013, there were approximately 36 shareholders of the Company.

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

Results of Operations

For the year ended September 30, 2013, the registrant has been in the development stage and had no revenue.  We paid professional fees of $21,661 and general and administrative expenses of $2,445.  As a result, we had net loss of $24,106 for the year ended September 30, 2013.

Comparatively, for the year ended September 30, 2012, the registrant has been in the development stage and had no revenue.  We had consulting expenses of $7,500, professional fees of $41,213, and general and administrative expenses of $8,380.  As a result, we had net loss of $57,093 for the year ended September 30, 2012.

For the period from inception (February 8, 2011) through September 30, 2013, the registrant was in the development stage and had no revenue.  We paid consulting fees of $19,920, professional fees of $64,974, and general and administrative expenses of $11,875.  As a result, we had net loss of $96,769 for the period from inception (February 8, 2011) through September 30, 2013.

The $19,552, or 47%, decrease in the professional fees paid for the year ended September 30, 2013 compared to the year ended September 30, 2012 is primarily the result of being in operation for over a year.  We did not have as many costs associated with starting up the business, and as a result had reduced operating costs for the year ended September 30, 2013.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $96,769 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2013 we had $52 in cash on hand as compared to $2,311 as of September 30, 2012.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the registrant requires a minimum of $45,000 to implement its business plans over the next twelve months.  We anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The registrant estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

We are a development stage company with limited operations and no revenues and net loses to date from our business.  To meet our needs for cash required for the long-term implementation of our business plan we will need to generate sufficient revenues and net profit to continue our operations or require additional capital.  If we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to cease operations.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it through equity financings, we may ask our existing shareholders to invest additional capital into the registrant.  There can be no assurance that our existing shareholders will provide us with additional capital.  If we are unable to raise sufficient capital we may have to either, suspend implementation of our business plan until we are able to raise capital, or cease operations entirely if revenue from operations will not be sufficient to cover our operating costs.  We believe we can implement our business plan and achieve profitable operations, however, we cannot guarantee that our operations and proceeds from any capital raise will be sufficient for us to continue as going concern.

Cash Flows from Operating Activities

For the year ended September 30, 2013, the registrant had a net loss of $24,106 and a decrease in accounts payable and accrued expenses of $12,453.  As a result, we had net cash used in operating activities of $36,559 for the year ended September 30, 2013.

For the year ended September 30, 2012, we had a net loss of $57,093 and an increase in accounts payable and accrued expenses of $13,744.  As a result, we had net cash used in operating activities of $43,349 for the year ended September 30, 2012.

For the period from inception (February 8, 2011) through September 30, 2013, we had a net loss of $96,769.  We received $420 for stock issued for services and had an increase in accounts payable and accrued expenses of $1,591.  As a result, we had net cash used in operating activities of $94,758 for the period from inception (February 8, 2011) through September 30, 2013.

Cash Flows from Investing Activities

The registrant had no cash used in or provided by investing activities for the period from February 8, 2011 (inception) through September 30, 2013.

Cash Flow from Financing Activities

For the year ended September 30, 2013, the registrant received $34,300 as proceeds from a loan.  As a result, we had net cash provided by financing activities of $34,300 for the year ended September 30, 2013.

For the year ended September 30, 2012, the registrant did not pursue any financing activities.

For the period from inception (February 8, 2011) through September 30, 2013, the registrant had received $34,300 as proceeds from a loan and had common stock issued for cash of $60,510 resulting in net cash provided by financing activities of $94,810 for the period.

We estimate the registrant needs, at minimum, $45,000 to implement its business plan over the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the registrant, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the registration statement and our plan of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Anglesea Enterprises, Inc.

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm	17

Balance Sheets as at September 30, 2013 and 2012	18

Statements of Operations for the years ended September 30, 2013 and 2012 and for the period from inception (February 8, 2011) through September 30, 2013	19

Statement of Changes in Stockholders' Equity (Deficit) from inception (February 8, 2011) through September 30, 2013	20

Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the period from inception ( February 8, 2011) through September 30, 2013	21

Notes to Financial Statements	22

Office Locations

 Las Vegas, NV

  New York, NY

Pune, India

Beijing, China India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anglesea Enterprises, Inc.

We have audited the accompanying balance sheets of Anglesea Enterprises, Inc. (A Development Stage Company) (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (February 08, 2011) to September 30, 2013. Anglesea Enterprises, Inc’s., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anglesea Enterprises Inc. (A Development Stage Company) as of September 30, 2013 and 2012 and the result of its operations and its cash flows for the year then ended and from inception (February 8, 2011) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 12, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

(Audited)

	September	September
	30, 2013	30, 2012
ASSETS

CURRENT ASSETS
	$ 52	$ 2,311
Cash
Total Current Assets	52	2,311

TOTAL ASSETS	$ 52	$ 2,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expense	$ 1,591	$14,044
Loan	34,300	-
Total Current Liabilities	35,891	14,044
TOTAL LIABILITIES	35,891	14,044

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 66,033,000 and 66,033,000 shares issued and
outstanding at September 30, 2013 and September 30, 2012, respectively.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(96,769)	(72,663)

Total Stockholders' Deficit	(35,839)	(11,733)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 52	$ 2,311

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

(Audited)

	Year Ended September 30, 2013	Year Ended September 30, 2012	From Inception (February 8, 2011) Through September 30, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Consulting fees	-	7,500	19,920
Professional fees	21,661	41,213	64,974
General and administrative	2,445	8,380	11,875

Total Operating Expenses	24,106	57,093	96,769

LOSS FROM OPERATIONS	(24,106)	(57,093)	(96,769)

NET LOSS	$(24,106)	$(57,093)	$(96,769)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	66,033,000	66,033,000

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (February 8, 2011) through September 30, 2013

(Audited)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, February 8, 2011	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of common stock on February 8, 2011 (60,000,000 issued at cash price of $0.000003 per share for a total value of $180 and for services for a total value of $420)	-	-	60,000,000	600	-	-	600

Issuance of common stock on February 10, 2011 for cash at a price of $0.01 per share	-	-	6,000,000	60	59,940	-	60,000

Issuance of common stock in June 2011 for cash at a price of $0.01 per share	-	-	33,000	-	330	-	330

Net Loss for the period from inception to September 30, 2011	-	-	-	-	-	(15,570)	(15,570)

Balance, September 30, 2011	-	$ -	66,033,000	$660	$ 60,270	$(15,570)	$ 45,360

Net Loss for the period from October 1, 2011 to September 30, 2012	-	-	-	-	-	(57,093)	(57,093)

Balance, September 30, 2012	-	$ -	66,033,000	$660	$ 60,270	$(72,663)	$(11,733)

Net Loss for the period from October 1, 2012 to September 30, 2013	-	-	-	-	-	(24,106)	(24,106)

Balance, September 30, 2013	-	$ -	66,033,000	$660	$ 60,270	$(96,769)	$(35,839)

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	Year Ended September 30, 2013	Year Ended September 30, 2012	From Inception (February 8, 2011) Through September 30, 2013
OPERATING ACTIVITIES
Net loss	$(24,106)	$(57,093)	$(96,769)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	-	-	420
Changes in operating assets and liabilities
Increase In Accounts payable and
accrued expenses	(12,453)	13,744	1,591
Net Cash Used in
Operating Activities	(36,559)	(43,349)	(94,758)

INVESTING ACTIVITIES

Net Cash Used in
Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from loan	34,300	-	34,300
Common stock issued for cash	-	-	60,510
Net Cash Provided by
Financing Activities	34,300	-	94,810

NET INCREASE (DECREASE) IN CASH	(2,259)	(43,349)	52

CASH AT BEGINNING OF PERIOD	2,311	45,660	-
CASH AT END OF PERIOD	$ 52	$ 2,311	$ 52

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through September 30, 2013

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

Property

The Company does not own any property.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the year ended September 30, 2013, and from inception through September 30, 2012.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  As at September 30, 2013, and September 30, 2012 the Company had no cash equivalents.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, accounts payable, loans, approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Level 1 The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3 If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

	For the Year Ended September 30, 2013	For The Year Ended September 30, 2012
Net loss	$ (24,106)	$ (57,093)
Weighted average shares	66,033,000	66,033,000
Net loss per share	$ (0.00)	$ (0.00)

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

Stock-based compensation.

As of September 30, 2013, the Company has not issued any share-based payments.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ending September 30, 2013, the Company recognized no sales revenue and incurred a net loss of $24,106.  As of September 30, 2013, the Company had an accumulated deficit of $96,769.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of September 30 2013, respectively:

•

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

•

Common Stock, $.00001 par value, 250,000,000 shares authorized 66,033,000 shares issued and outstanding.

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

4.

INCOME TAXES

At September 30, 2013 and 2012, the Company had federal operating loss carryforwards of $96,769 and $72,663, respectively, which begins to expire in 2031.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to net loss before provision for income taxes for the following reasons:

	For the Year Ended September 30, 2013	For the Year ended September 30, 2012
Income tax expense at statutory rate	$ (33,869)	$ (28,340)
Net deferred tax asset	33,869	28,340
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012
NOL carryover	$ (96,769)	$ 72,663
Total deferred tax assets	33,869	28,340
Valuation allowance	(33,869)	(28,340)
Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of September 30, 2013 and 2012 was $33,869 and $28,340, respectively, which will begin to expire 2030. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

5.

LOANS

At September 30, 2013 the Company owed $34,300 as loans to a less than 5% shareholder.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

6.

SUBSEQUENT EVENTS

Management has evaluated all activity since September 30, 2013, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

7.

RELATED PARTY TRANSACTIONS

For the year ended September 30, 2013 and from inception (February 8, 2011) to September 30, 2012, the Company paid fees of $0 and $1,200 respectively to the president and director for services to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

During the year ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the name and age of the officer and director as of December 27, 2013. Our Executive officer is elected annually by our Board of Directors (the “Board”). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

James Christie	45	Chief Executive Officer, President and Director	February 2011

Leslie Toups	46	Director	February 2011

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

James Christie (45) – Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Christie has over 20 years of experience in marketing, business-to-business sales, operations, research and development, and financial management of high-tech businesses.  He has strong product knowledge of servers and computers, cameras and webcams, printers and scanners, database software and computer related services.  In 1991, Mr. Christie founded and has served as President of Bubbleworld.com, a multimedia, interactive services company specializing in emerging computer-related technologies.  His clients have included Fortune 500 Companies, professional sports teams and universities and municipalities.  He has also developed various search engine optimization strategies including social media marketing for companies such as Face Book and LinkedIn.  From 1997 to 1999, Mr. Christie served as the executive director of St. Croix Cruises managing the day-to-day operations of a three-ship fleet of private charter boats.  From 1992 to 1995, Mr. Christie served as the database editor and research librarian for the St. Petersburg Times. He worked for the regional newspaper creating databases for research and development of content appearing in the daily newspaper, as well as managing the information flow between the newsroom and art departments.  Mr. Christie graduated from Eastern Michigan University in 1990 with a BA in English with minors in Journalism and Art History.

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

Leslie Toups (46) -Director

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

Board Committees

The registrant does not currently have a designated audit, nominating or compensation committee.  The registrant currently has no plans to form these separately designated board committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended September 30, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
James Christie	2013	$0	$0	$0	$0	$0	$0	$1,200	$1,200
Chief Executive Officer	2012	$0	$0	$0	$0	$0	$0	$1,200	$1,200
Leslie Toups	2013	$0	$0	$0	$0	$0	$0	$0	$0
Founder/Director	2012	$0	$0	$0	$0	$0	$0	$420	$420

SUMMARY COMPENSATION TABLE

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through September 30, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception, February 8, 2011, through September 30, 2013 by the executive officers named in the Summary Compensation Table.

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

Based on 66,033,000 shares of common stock outstanding as of December 27, 2013.  Leslie Toups is the director of the registrant and owns 90.86% of the outstanding stock.

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

Director Independence.  The Company’s board of directors consists of James Christie and Leslie Toups.  Neither James Christie nor Leslie Toups is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended September 30, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $12,000 and $7,000, respectively, to De Joya Griffith, LLC during the fiscal year ended September 30, 2013 and 2012, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-K.

Tax Fees. We did not incur any aggregate tax fees and expenses from De Joya Griffith, LLC for the fiscal years ended September 30, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from De Joya Griffith, LLC during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended September 30, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, September 30, 2013 and 2012

Statements of Operations for the years ended September 30, 2013 and 2012 and the period from Inception (February 8, 2011) through September 30, 2013

Statement of Stockholders’ Equity (Deficit) from Inception (February 8, 2011) through September 30, 2013

Statements of Cash Flows for the year ended September 30, 2013 and 2012 and the period from Inception (February 8, 2011) through September 30, 2013

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

Dated: December 27, 2013

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer