Form 10-K/A
period 2013-09-30
ANGLESEA ENTERPRISES, INC.
filed 2014-01-30
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [  ]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of January 17, 2014 was 66,033,000 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

Explanatory Note

This amendment to the Form 10-K as originally filed with the Securities and Exchange Commission on December 27, 2013, is being filed solely to correct our status as a shell company.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Dated: January 30, 2014

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Christie

January 30, 2014

    James Christie

    Chief Executive Officer (Principal Executive Officer),

    Principal Financial Officer, (Principal Accounting Officer),

    President, Director, Controller, Secretary

/s/ Leslie Toups

January 30, 2014

    Leslie Toups

    Director