Form 10-Q
period 2013-12-31
ANGLESEA ENTERPRISES, INC.
filed 2014-02-14
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended December 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, February 14, 2014:   Common Stock  -  66,033,000

ANGLESEA ENTERPRISES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013

ASSETS

CURRENT ASSETS
Cash	$85	$52

Total Current Assets	85	52

TOTAL ASSETS	$85	$52

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,775	$1,591
Loan	35,100	34,300

Total Current Liabilities	45,875	35,891

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 66,033,000 shares issued and outstanding
at December 31, 2013 and September 30, 2013 respectively.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(106,720)	(96,769)

TOTAL STOCKHOLDERS' DEFICIT	(45,790)	(35,839)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85	$52

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

 (Unaudited)

			From Inception
	For The Three	For The Three	( February 8,
	Months Ending	Months Ending	2011) Through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting fees	-	-	19,920
Professional fees	9,882	5,000	74,856
General and administrative	69	776	11,944

Total Operating Expenses	9,951	5,776	106,720

LOSS FROM OPERATIONS	(9,951)	(5,776)	(106,720)

NET LOSS	$(9,951)	$(5,776)	$(106,720)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	66,033,000	66,033,000

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For The Three	For The Three	( February 8,
	Months Ending	Months Ending	2011) Through
	December 31,	December 31,	December 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(9,951)	$(5,776)	$(106,720)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	-	-	420

Changes in operating assets and liabilities
Increase in accounts payable
and accrued expenses	9,184	573	10,775

Net cash used in operating activities	(767)	(5,203)	(95,525)

FINANCING ACTIVITIES

Proceeds from loan	800	2,950	35,100
Common stock issued for cash	-	-	60,510

Net cash provided by financing activities	800	2,950	95,610

NET INCREASE (DECREASE) IN CASH	33	(2,253)	85

CASH AT BEGINNING OF PERIOD	52	2,311	-

CASH AT END OF PERIOD	$85	$58	$85

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended December 31, 2013 and 2012

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

Interim results are not necessarily indicative of results for a full year.  Our financial statements as of and for the three months ended December 31, 2013 are considered unaudited. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The financial statements should be read in conjunction with the financial statements from our September 30, 2013 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a September 30th year end.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at December 31, 2013 and December 31, 2012 the Company had no cash equivalents.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through December 31, 2013, the Company recognized no sales revenue and incurred an accumulated net loss of $106,720.  As of December 31, 2013, the Company had an accumulated deficit of $106,720.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of December 31, 2013, respectively:

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

4

LOANS

At December 31, 2013 the Company owed $35,100 as loans to a less than 5% shareholder.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

5.

SUBSEQUENT EVENTS

Management has evaluated all activity since December 31, 2013, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from inception (February 8, 2011) through December 31, 2013, the registrant has been in the development stage and had had no revenue.

For the three months ended December 31, 2013, we paid professional fees of $9,882 and general and administrative expenses of $69.  As a result, we had a net loss of $9,951 for the three months ended December 31, 2013.

Comparatively, for the three months ended December 31, 2012, we paid professional fees of $5,000 and general and administrative expenses of $776.  As a result, we had a net loss of $5,776 for the three months ended December 31, 2012.

The $4,175 difference between the three months ended December 31, 2013 and 2012 is primarily the result of increased professional fees for the three months ended December 31, 2013.

As of the date of this filing, we have one employee.  We intend to hire more personnel once we have sufficient operations.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $106,720 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2013 we had $85 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires at minimum $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to meet our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next six months.  We may be unable to successfully implement our business plan to generate revenues.

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

Cash Flows from Operating Activities

For the three months ended December 31, 2013, we had a net loss of $9,951 and an increase in accounts payable and accrued expenses of $9,184.  As a result, we had net cash used in operating activities of $767 for the three months ended December 31, 2013.

For the three months ended December 31, 2012, we had a net loss of $5,776 and an increase in accounts payable and accrued expenses of $573.  As a result, we had net cash used in operating activities of $5,203 for the three months ended December 31, 2012.

Cash Flows from Investing Activities

The Company had no cash used in or provided by investing activities for the period from inception (February 8, 2011) through December 31, 2013.

Cash Flow from Financing Activities

For the three months ended December 31, 2013, we received $800 as proceeds from a loan.  As a result, we had net cash provided by financing activities of $800 for the three months ended December 31, 2013.

For the three months ended December 31, 2012, we received $2,950 as proceeds from a loan.  As a result, we had net cash provided by financing activities of $2,950 for the three months ended December 31, 2012.

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

Item 4.  Controls and Procedures

During the period ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: February 14, 2014

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer