Form 10-Q
period 2014-03-31
ANGLESEA ENTERPRISES, INC.
filed 2014-05-20
CIK 1539551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 20, 2014:   Common Stock  -  66,033,000

ANGLESEA ENTERPRISES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013

ASSETS

CURRENT ASSETS
	$-	$52
Cash
Total Current Assets	-	52

TOTAL ASSETS	$-	$52

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,739	$1,591
Loan	41,498	34,300

Total Current Liabilities	50,237	35,891

Total Liabilities	50,237	35,981
STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 66,033,000 shares issued and outstanding
at March 31, 2014 and September 30, 2013 respectively.	660	660
Additional paid-in capital	60,270	60,270
Deficit accumulated during the development stage	(111,167)	(96,769)

Total Stockholders’ Deficit	(50,237)	(35,839)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$52

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

 (Unaudited)

					From
	For The Three	For The Three	For The Six	For The Six	Inception ( February
	Months Ending	Months Ending	Months Ending	Months Ending	8, 2011) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting fees	-	-	-	-	19,920
Professional fees	3,873	7,984	13,755	12,984	78,729
General and administrative	574	357	643	1,133	12,518

Total Operating Expenses	4,447	8,341	14,398	14,117	111,167

LOSS FROM OPERATIONS	(4,447)	(8,341)	(14,398)	(14,117)	(111,167)

NET LOSS	$(4,447)	$(8,341)	$(14,398)	$(14,117)	$(111,167)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	66,033,000	66,033,000	66,033,000	66,033,000

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For The Six	For The Six	( February 8,
	Months Ending	Months Ending	2011) Through
	March 31,	March 31,	March 31,
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(14,398)	$(14,117)	$(111,167)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	-	-	420

Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	7,148	(8,461)	8,739

Net cash used in operating activities	(7,250)	(22,578)	(102,008)

FINANCING ACTIVITIES

Proceeds from loan	7,198	20,950	41,498
Common stock issued for cash	-	-	60,510

Net cash provided by financing activities	7,198	20,950	102,008

NET (DECREASE IN CASH	(52)	(1,628)	-

CASH AT BEGINNING OF PERIOD	52	2,311	-

CASH AT END OF PERIOD	$-	$683	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$	$-
Income Taxes	$-	$	$-

The accompanying notes are an integral part of these financial statements.

ANGLESEA ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months ended March 31, 2014 and 2013

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

Interim results are not necessarily indicative of results for a full year.  Our financial statements as of and for the six months ended March 31, 2014 are considered unaudited. Operating results for the six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The financial statements should be read in conjunction with the financial statements from our September 30, 2013 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a September 30th year end.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at March 31, 2014 and March 31, 2013 the Company had no cash equivalents.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2014, the Company recognized no sales revenue and incurred a net loss of $111,167.  As of March 31, 2014, the Company had an accumulated deficit of $111,167.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of March 31, 2014, respectively:

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

4

LOANS

At March 31, 2014 and September 30, 2013 the Company owed $41,498 and $34,300 as loans to a less than 5% shareholder.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

5.

SUBSEQUENT EVENTS

Management has evaluated all activity since March 31, 2014, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from inception (February 8, 2011) through March 31, 2014, the registrant has been in the development stage and has had no revenue.

For the three months ended March 31, 2014, we paid professional fees of $3,873 and general and administrative expenses of $574.  As a result, we had a net loss of $4,447 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we paid professional fees of $7,984 and general and administrative expenses of $357.  As a result, we had a net loss of $8,341 for the three months ended March 31, 2013.

The $3,894 difference in net loss between the three months ended March 31, 2014 and 2013 is a result of increased professional fees accrued during the three months ended March 31, 2013 as we were pursuing strategic alliance possibilities with outside companies.  These pursuits ultimately did not result in an alliance.

For the six months ended March 31, 2014, we paid professional fees of $13,755 and general and administrative expenses of $643.  As a result, we had a net loss of $14,398 for the six months ended March 31, 2014.

Comparatively, for the six months ended March 31, 2013, we paid professional fees of $12,984 and general and administrative expenses of $1,133.  As a result, we had a net loss of $14,117.

The $281 difference in net loss between the six months ended March 31, 2014 is a result of increased professional fees during the six months ended March 31, 2014 and increased general and administrative expenses during the six months ended March 31, 2013.  These two increases balanced each other out to result in a relatively small increase in net loss during the six months ended March 31, 2014.

As of the date of this filing, we have one employee.  We intend to hire more personnel once we have sufficient operations.

Going Concern

As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $111,167 and no revenues to date.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2013 we had $0 in cash on hand.  Based on our cash position, we believe we do not have enough cash to support minimal daily operations while we are attempting to commence operations and produce revenues. We estimate the Company requires at minimum $45,000 to implement its business plans over the next twelve months. We will need to spend approximately $20,000 to meet our obligations as a limited reporting company over the next twelve months. In addition, we anticipate we will need $25,000 to cover minimal marketing expenses and operational costs to achieve revenues. The Company estimates it will commence generating sales revenues from our new marketing and sales programs within the next twelve months.  We may be unable to successfully implement our business plan to generate revenues.

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

Cash Flows from Operating Activities

For the six months ended March 31, 2014, we had a net loss of $14,398.  We had an increase in accounts payable and accrued expenses of $7,148.  As a result, we had net cash used in operating activities of $7,250 for the six months ended March 31, 2014.

For the six months ended March 31, 2013, we had a net loss of $14,117.  We had a decrease in accounts payable and accrued expenses of $8,461.  As a result, we had net cash used in operating activities of $22,578 for the six months ended March 31, 2013.

Cash Flows from Investing Activities

The Company had no cash used in or provided by investing activities for the period from inception (February 8, 2011) through March 31, 2014.

Cash Flow from Financing Activities

For the six months ended March 31, 2014, we received proceeds from loans of $7,198.  As a result, we had net cash provided by financing activities of $7,198 for the six months ended March 31, 2014.

For the six months ended March 31, 2013, we received proceeds from loans of $20,950.  As a result, we had net cash provided by financing activities of $20,950 for the six months ended March 31, 2013.

We estimate the Company needs, at minimum, $45,000 to implement its business plan over the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the registration statement and our plan of operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our services.  We expect to keep operating costs to a minimum until cash is available through operating activities or financing.  We plan to continue to seek, in addition to equity financing, other sources of debt financing on favorable terms; however, there can be no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits sufficient to cover our operating costs or unable to obtain additional capital for our working capital needs, we may need to curtail, suspend or cease operations. Furthermore, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover unforeseen cash requirements during the initial stages of operations.

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

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4.  Controls and Procedures

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 20, 2014

Anglesea Enterprises, Inc.

By:

/s/James Christie

James Christie

Chief Executive Officer

Principal Financial Officer