Form 10-Q
period 2014-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2014-08-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

SPORTS FIELD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

176 East Main Street

Westborough, MA 01581

(Address of principal executive offices)

(508) 366-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 19, 2014, there were 12,955,275 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2014 and 2013

3

SPORTS FIELD HOLDINGS, INC.

Condensed consolidated balance sheets as of June 30, 2014 (unaudited) and December 31, 2013	5

Condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	6

Condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 (unaudited)	7

Notes to consolidated financial statements	8 - 17

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$1,699,917	$475
Accounts receivable, net	78,433	14,874
Costs and estimated earnings in excess of billings	215,391	8,115
Inventory	69,166	65,942
Prepaid expenses and other current assets	20,102	20,400
Total current assets	2,083,009	109,806

Property, plant and equipment, net	110,942	366,604
Loans receivable, related party	-	56,385
Deposits	6,417	15,000

Total assets	$2,200,368	$547,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Cash overdraft	$-	$6,727
Accounts payable and accrued expenses	331,857	968,834
Billings in excess of costs and estimated earnings	-	39,843
Loans payable, related party	1,187	26,927
Promissory notes payable	-	650,000
Notes payable, short term portion	-	48,050
Total current liabilities	333,044	1,740,381

Notes payable, long term portion	-	165,721
Total liabilities	333,044	1,906,102

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 12,955,275 and 8,885,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	130	89
Additional paid in capital	6,711,008	1,744,609
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(4,839,314)	(3,098,505)
Total stockholders' equity (deficit)	1,867,324	(1,358,307)

Total liabilities and stockholders' equity (deficit)	$2,200,368	$547,795

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Contract revenue	$203,452	$58,020	$322,085	$413,090
Total revenue	203,452	58,020	322,085	413,090

Cost of sales
Contract cost of sales	249,793	149,684	342,891	253,926
Total cost of sales	249,793	149,684	342,891	253,926

Gross profit (loss)	(46,341)	(91,664)	(20,806)	159,164

Operating expenses
Selling, general and administrative	539,374	241,736	1,398,044	358,719
Depreciation	25,771	15,345	52,823	29,760
Separation expense	228,414	-	228,414	-
Total operating expenses	793,559	257,081	1,679,281	388,479

Net loss from operations	(839,900)	(348,745)	(1,700,087)	(229,315)

Other expense
Interest, net	(5,126)	(15,555)	(15,722)	(17,884)
Forfeit on deposit of land	-	-	(25,000)	-

Net loss before income taxes	(845,026)	(364,300)	(1,740,809)	(247,199)

Provision for income taxes	-	-	-	-

Net loss	$(845,026)	$(364,300)	$(1,740,809)	$(247,199)

Net loss per common share, basic	$(0.06)	$(0.04)	$(0.13)	$(0.03)

Net loss per common share, diluted	$(0.06)	$(0.04)	$(0.13)	$(0.03)

Weighted average common shares outstanding, basic	13,451,476	9,186,044	13,066,185	8,692,790

Weighted average common shares outstanding, diluted	13,451,476	9,186,044	13,066,185	8,692,790

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,740,809)	$(247,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,823	29,760
Forfeit on deposit of land option	25,000	-
Loss on disposal of property, plant and equipment	31,547	-
Loss on settlement of related party loans receivable and payable	4,767	-
Common stock issued for services rendered	420,000	80,000
Common stock issued for employee separation	192,100	-
Changes in operating assets and liabilities:
Decrease in Cash overdraft	(6,727)	(9,387)
Increase (decrease) in accounts receivable	(63,559)	136,175
Increase in prepaid expenses	(3,567)	(45)
Increase in inventory	(3,224)	-
Decrease in accounts payable	(480,827)	(177,892)
Increase in costs and estimated earnings in excess of billings	(207,276)	-
(Increase) decrease in billings in excess of costs and estimated earnings	(39,843)	14,880
Increase in due from related party	(324)	-
Net cash used in operating activities	(1,816,054)	(173,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans issued	-	(11,233)
Acquisitions	(350,000)	-
Deposit on lease	(6,417)	-
Deposit on land option	(25,000)	-
Deposit on acquisition candidate	-	(5,000)
Purchase of equipment	(18,888)	(86,997)
Net cash used in investing activities	(400,305)	(103,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder distributions	-	(108,295)
Proceeds from promissory notes	-	480,000
Repayments of promissory notes	(391,183)	-
Proceeds from common stock subscriptions	4,304,373	31,000
Repayments of notes payable	(23,591)	(12,103)
Proceeds (repayments) of related party advances	26,202	(27,818)
Net cash provided by financing activities	3,915,801	362,784

Increase in cash	1,699,442	85,847
Cash, beginning of period	475	-

Cash, end of period	$1,699,917	$85,847

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,722	$17,884
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founder shares	$37	$-
Shares added through acquisitions	$15	$-
Conversion of notes and accrued interest into common stock	$333,688	$-
Forgiveness of officer accrued salaries	$81,279	$-
Stock issuance costs paid in the form of warrants	$204,759	$-

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 –DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (formerly Anglesea Enterprises, Inc.) (“the Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation formed September 7, 2012. Effective September 7, 2012, the Company acquired all of the membership interests and operations of Sports Field Contractors, LLC, an Illinois limited liability company formed July 7, 2011 in exchange for 6,225,000 shares of the Company’s common stock. The former members of Sports Field Contractors, LLC owned all the Company’s common stock after the acquisition. All equity accounts have been retrospectively recast as a result of the acquisition.

The Company, through its wholly owned subsidiaries, is a product development, engineering, manufacturing and construction company that designs, engineers and builds athletic facilities, as well as supplies its own proprietary technologically advanced, patent-pending synthetic turf products to the industry. The Company is headquartered at 176 East Main Street, Suite 7 Westborough, MA 01581.

On May 13, 2014, The Board of Directors ratified the incorporation of Sports Field Engineering, Inc. and Athletic Construction Enterprises, Inc., which became subsidiaries of the Company.

On June 16, 2014, Anglesea Enterprises (“Anglesea”), Inc. a Nevada corporation, Anglesea Enterprises Acquisition Corp, a Nevada corporation and wholly-owned subsidiary of Anglesea (“Merger Sub”), Sports Field Holdings, Inc. (“Sports Field”; the intermediate holding company that was subsequently dissolved post-merger upon completion of the short form merger described below), Leslie Toups and Edward Mass Jr., as individuals (the “Majority Shareholders”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which Sports Field was merged with and into the Merger Sub, with Sports Field surviving as a wholly-owned subsidiary of Anglesea (the “Merger”). The transaction (the “Closing”) took place on June 16, 2014 (the “Closing Date”). Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field in exchange for issuing Sports Field’s shareholders the same number of shares of Anglesea’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of Anglesea cancelled a total of 64,500,000 shares of the Anglesea’s common stock held by them (the “Cancellation”). In consideration of the cancellation of such common stock, Sports Field paid the Majority Shareholders an aggregate of $365,000 and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholders any and all assets and liabilities related to the Anglesea’s website development business within 30 days after the closing. As a result of the Merger and the Cancellation, the Sports Field Shareholders became the majority shareholders of the Company.

Upon completion of the Merger, on June 16, 2014, Anglesea merged with Sports Field in a short-form merger transaction (the “Short Form Merger”) under Nevada law. Upon completion of the Short Form Merger, Anglesea became the parent company of the Sports Field’s wholly owned subsidiaries, Sports Field Contractors LLC, Sports Field Engineering, Inc. and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Angelsea changed its name to Sports Field Holdings, Inc.

Our condensed consolidated financial statements include the accounts of Sports Field Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2013 contained herein has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013.

Revenues and Cost Recognition

Revenues from construction contracts are included in contract revenue in the condensed consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings have not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, any unbilled receivables at period end will be billed subsequently. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are expensed as incurred.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2014 and 2013 related to losses incurred during such periods.

Prior to the acquisition, Sports Field Contractors, LLC was a limited liability company. As a result, the Company’s income for federal and state income tax purposes was reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying condensed consolidated financial statements of the predecessor Company.

Stock-Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the condensed consolidated statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, the Company’s accounts receivable balance was $78,433 and $14,874, respectively, and the allowance for doubtful accounts was $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of June 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Significant Customers

At June 30, 2014, the Company had one customer representing 98% of the total accounts receivable balance.

At December 31, 2013, the Company had four customers representing 11%, 24%, 47% and 18% of the total accounts receivable balance.

For the three months ended June 30, 2014, the Company had two customers that represented 57% and 33% of the total revenue and for the three months ended June 30, 2013, the Company had four customers that represented 42%, 20%, 17% and 14% of the total revenue.

For the six months ended June 30, 2014, the Company had four customers that represented 36%, 16%, 16% and 21% of the total revenue and for the six months ended June 30, 2013, the Company had two customers that represented 67% and 20% of the total revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-11, Transfers and Servicing. The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-10—Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 is not expected to have a material impact on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it 2relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

Note 3 - Liquidity

At June 30, 2014, the Company had a cash balance of approximately $1,700,000 and working capital of approximately $1,750,000. During the six months ended June 30, 2014, the Company had a net loss of $1,740,809. Although the Company had a net loss for the six months ending June 30, 2014, in the first quarter of 2014, the Company completed a capital raise resulting in gross proceeds of $5,000,000. The Company expects to operate at a burn rate of approximately $80,000 per month for the remainder of 2014. Assuming no new projects, the Company believes it has sufficient cash on hand to meet its operating needs through at least June 30, 2015.

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Costs incurred on contracts in progress	$446,657	$558,092
Estimated earnings (losses)	(49,140)	57,688
	397,517	615,780
Less billings to date	(182,126)	(647,508)
	$215,391	$(31,728)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at March 31, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Costs and estimated earnings in excess of billings	$215,391	$8,115
Billings in excess of costs and estimated earnings	-	(39,843)
	$215,391	$(31,728)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
Vehicles	$-	$214,560
Furniture and equipment	126,954	220,063
Total	126,954	434,623
Less: accumulated depreciation	(16,012)	(68,019)
	$110,942	$366,604

Depreciation expense for the three months ended June 30, 2014 and 2013 was $25,771 and $15,345, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $52,823 and $29,760, respectively.

In May 2014, the Company and its former President, Jeremy Strawn entered into a mutual separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company assigned title and ownership of various equipment held by the Company to Mr. Strawn. As a result, the Company recorded a disposal of property plant and equipment having a net book value of $221,727 and a termination of loans on the equipment totaling $190,180, resulting in a loss on disposal of property, plant and equipment of $31,547, which was recorded as a component of Separation expense in the Statement of Operations.

NOTE 6 – DEPOSITS

Deposits at June 30, 2014 and December 31, 2013 were $0 and $15,000, respectively, and represented a deposit on an acquisition candidate. On June 16, 2014, the Company closed on its acquisition of Anglesea via a reverse merger and paid the majority shareholders of Anglesea $350,000 in addition to the $15,000 deposit.

In May 2013, the Company entered into a contract to purchase property in Springfield, Illinois. The purchase price was $1,050,000, and was payable in several installments. The Company paid the first four installments totaling $100,000. Prior to the closing date, a dispute arose that could not be remedied. The seller terminated the contract and the Company temporarily forfeited a total of $100,000 in payments made under the contract. During the six months ended June, 2014, the forfeitures totaled $25,000 and is classified as forfeit on deposit of land in the condensed consolidated statement of operations. See Note 14 for litigation that resulted from the dispute.

NOTE 7 – PROMISSORY NOTES PAYABLE

During the year ended December 31, 2013, the Company issued an aggregate of $650,000 convertible promissory notes due six months from the issuance date, subsequently extended to January 31, 2014, with 15% per annum interest. The convertible promissory notes are convertible into the Company's common stock at $0.50 per share on or after the funding date, as defined.

The Company did not record a beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

As of January 31, 2014, the Company owed $650,000 in principal and $74,871 in accrued interest. On this date, the Company repaid in cash $391,183 on outstanding principal and converted the remaining principal of $258,817 and accrued interest of $74,871 into 667,375 shares of common stock.

NOTE 8 – NOTES PAYABLE

On August 28, 2013, the Company entered into a note agreement to fund a fixed asset purchase. The note matures on August 28, 2018, and bears interest at 0.83% per annum with monthly payments of $1,396. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was terminated.

On September 13, 2013, the Company entered into a note agreement to fund the purchase of a vehicle. The note matures on September 13, 2015 and bears interest at 5.09% per annum with monthly payments of $709. As mentioned in Note 5, as a result of the Separation Agreement reached between the Company and Mr. Strawn, this loan was terminated.

On December 3, 2013, the Company traded in one of the two fixed assets purchased in December of 2012 for a new fixed asset. The note on the new fixed assets matures on December 3, 2017 and bears interest at 0% per annual with monthly payments of $1,361. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was terminated.

In December of 2012, the Company entered into two note agreements to fund fixed asset purchases. The notes mature on December 20, 2017 and bear interest at .84% and 0% per annum, respectively; with aggregate monthly payments of $2,046. The Company has imputed an interest rate of 3% on the loans. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was terminated.

As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, loans on the equipment totaling $190,180 were terminated.

NOTE 9- STOCKHOLDERS’ EQUITY (DEFICIT)

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock-based compensation costs. In estimating the fair value, management considers recent sales of its common stock to independent qualified investors and other factors. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Common Stock

As discussed in Note 7, the holders of the promissory notes converted outstanding principal and accrued interest into 667,375 shares of common stock.

In March 2014, 350,000 shares of common stock valued at $350,000 were issued for professional services provided to the Company.

During the first quarter of 2014, the Company sold 5,000,000 shares of common stock to investors in exchange for $5,000,000 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $695,627. In addition, 500,000 five year warrants with an exercise price of $1.00 were issued to the placement agent. The Company valued the warrants at $204,759 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

In valuing the warrants issued, the Company used the following assumptions:

•	The stock price was based upon the issuance price the in private placement, or $1.00 per share.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate had a range of 1.49%-1.64%.

•	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore, the expected dividend rate was $0.

•	The warrant term is the life of the warrant, which was five years.

•	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used was 45%.

•	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested warrants, which was 0%.

On May 13, 2014, 90% of William Michaels’ shares of common stock, or 1,871,100 shares of common stock, were cancelled as a result of his employment termination.

On May 22, 2014, 90% of Mr. Strawn’s shares of common stock, or 1,871,100 shares of common stock, were cancelled as a result of his employment termination.

On May 22, 2014 Mr. Strawn received 192,100 shares of common stock valued at $192,100, which was recorded as a component of Separation expense in the Statement of Operations.

During the second quarter of 2014, the Company issued 70,000 shares of common stock valued at $70,000 to consultants for sales services provided to the Company.

On June 16, 2014, as a result of the reverse merger with Anglesea, 64,500,000 of Anglesea’s shares were cancelled.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net income (loss) per common share is calculated to give effect of any common stock equivalents, such as stock options, warrants or convertible debt. For the three months and six months ended June 30, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net income (loss) per share calculation because they were anti-dilutive. For the three and six months ended June 30, 2013, 960,000 potentially outstanding shares of common stock from embedded conversion features in the promissory were excluded from the denominator in the diluted net income (loss) per share calculation.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had advanced funds to its officers and stockholders of a company under common control for travel related and working capital purposes. The loans are due on demand and bear no interest. As of June 30, 2014 and December 31, 2013, there were $0 and $56,385 in advances receivable, respectively, and were reported as loans receivable, related party on the balance sheet.

The Company utilized All Synthetics Group, a company under the control of Jeremy Strawn, one of the Company’s former officers and directors, to acquire products and services where vendor purchase lines had been previously established. During the three months ended June 30, 2014 and 2013, the Company purchased an aggregate of $25,015 and $10,350, respectively, through All Synthetics Group. During the six months ended June 30, 2014 and 2013, the Company purchased an aggregate of $25,015 and $17,468, respectively, through All Synthetics Group. As of June 30, 2014 and December 31, 2013, the Company had $1,187 and $26,927 in advances payable, respectively, and were reported as loans payable, related party on the balance sheet.

Pursuant to the Separation Agreement, all related party loans receivable and payable involving Mr. Strawn were cancelled. As a result, the Company recorded a loss on the settlement of related party loans receivable and payable of $4,767, which was recorded as a component of separation expense in the Statement of Operations.

During the first quarter of 2014, four of the Company’s officers agreed to forgive the accrued salaries due to them. The total accrued salaries that were forgiven by the officers totaled $81,279 and was accounted for an adjustment to additional paid in capital.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 825-10 “Financial Instruments”. For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of 2011. The adoption of ASC 825-10 did not have a material impact on our condensed consolidated financial position or results of operations.

There were no items required to be measured at fair value on a recurring basis in the condensed consolidated financial statements as of June 30, 2014 or December 31, 2013.

NOTE 13 – EMPLOYEE SEPARATION AGREEMENTS

On May 13, 2014, the employment of William Michaels, the former Chief Operating Officer, was terminated for cause.  Pursuant to Mr. Michaels’ employment agreement (the “Employment Agreement”), upon termination for cause, Mr. Michaels must return 90% of his shares, or 1,871,100 shares of common stock, to the Company.  As of the date the financial statements were issued, Mr. Michaels has failed to return the physical share certificate (the “Certificate”) representing the shares in question and the Company was forced to commence legal action against him in NJ Superior Court, Middlesex County in an effort to enforce the terms of his the Employment Agreement. As of June 30, 2014, the Company has accounted for the 1,871,100 common shares as canceled in the condensed consolidated balance sheet.

On May 22, 2014, the Company entered into a separation agreement (the “Separation Agreement”) with Jeremy Strawn, the former President of the Company. According to the Separation Agreement, Mr. Strawn resigned his position as the President of the Company as well as all positions held on the Board of Directors and committees. Upon execution of the Separation Agreement, Mr. Strawn retained 10% of the initial shares issued, or 207,900 shares, awarded according to his original employment agreement signed in November 2013. The remaining 1,871,100 shares were cancelled by the Company. In addition to these shares, Mr. Strawn was issued an additional 192,100 shares.

In addition, as discussed above in Notes 5 and 8, Mr. Strawn was also assigned title and ownership to various equipment and related equipment loans held by the Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive between 3.5% and 5% commissions on sales referred to the Company. In addition, the consulting firm will receive a monthly fee of $6,000, 50,000 shares of common stock upon execution of the agreement, and 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The agreement is for 18 months, and is renewable for successive 18 month terms.

In May 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive 5% commissions on sales referred to the Company. The agreement is for three years, and is renewable for successive one year terms.

Litigation

On May 5, 2014, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (the “Court”). Sallenger Incorporated, as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The Company has answered the Complaint and will pursue certain counterclaims.  The Court has set a tight schedule for discovery of the matter and the Company continues to vigorously defend this action.

Operating Leases

On April 1, 2014, the Company entered into a new lease agreement for its office space in Massachusetts. The lease commenced on that date and expires on March 31, 2017. The lease has monthly payments of $2,115, $2,151 and $2,188 for year one, two and three, respectively. The Company was required to pay a security deposit to the lessor totaling $6,417.

Future minimum payments of the Company’s leases are as follows:

Year Ended December 31,
2014 (reminder of year)	$12,687
2015	25,703
2016	26,141
2017	6,563
$71,094

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Sports Field Holdings, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

We are a product development, engineering, manufacturing and construction company that designs, engineers and builds athletic facilities, as well as supplies its own proprietary technologically advanced, patent-pending synthetic turf products to the industry.

Business Overview

Sports Field Holdings Inc., through its wholly owned operating subsidiary Sports Field Engineering, Inc. (Sports Field Engineering”) has three primary lines of business which are all integral parts of the operating company and the organization’s overall business model.

Sports Field Engineering is a product development, engineering and design-build construction company, engaged in the design, engineering, constructing, and construction management of athletic facilities, and sports complexes.

Engineering and construction management of sports facilities are two of the primary lines of business. The third line of business can be categorized as design, development, and manufacturing of sports surfacing products and associated pre-engineered construction systems.

Civil Engineering generates approximately 20% of gross revenues for the Company, while sports facilities products and construction, and construction management accounts for roughly 80% of the Company’s gross revenues. Approximately 40%, of the 80% of gross revenues for sports facilities construction and construction management, are products and systems sales.

Our main target market is the more than 50,000 colleges, universities, high schools and primary schools in the United States with athletic programs, both public and private. Municipality parks and recreations departments also represent a potential significant market for the Company.

Additionally, we target private sports venue businesses, non-profit sports associations and venues and sports associations of all major sports, including; football, soccer, baseball, softball, lacrosse, field hockey, rugby, as well as track and field.

We also intend to market to youth leagues and all semi-professional and professional sports leagues.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013
Revenue	$203,452	$58,020
Gross loss	$(46,341)	$(91,664)
Operating expenses	$793,559	$257,081
Net loss from operations	$(839,900)	$(348,745)
Other expenses	$5,126	$15,555
Net loss	$(845,026)	$(364,300)
Loss per common share – basic and diluted	$(0.06)	$(0.04)

Revenue

Revenue was $203,452 for the three months ended June 30, 2014, as compared to $58,020 for the comparable period ended June 30, 2013, an increase of $236,437. The increase in revenue is primarily attributable to an increase of new jobs that began during the three months ended June 30, 2014. The Company signed new contracts during the three months ended June 30, 2014 for approximately $1,037,000. However, due to construction schedules and the percentage of completion accounting standards, $203,452 has been recognized thus far as revenue.

Gross Profit (Loss)

Gross profit (loss) improved from a gross loss of $(91,664) during the three months ended June 30, 2013, to a gross loss of $(46,341) during the three months ended June 30, 2014. The improvement in gross profit (loss) is primarily attributable to the larger contracts that the Company worked on during the three months ended June 30, 2014 as opposed to the comparable period in 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, were $793,559, compared to $257,081 for the three months ended June 30, 2013, an increase of $536,478. The increase in operating expenses is primarily attributable to the increase in professional fees related to the Company going public and as well $228,000 in costs and expenses associated with the mutual separation of the Company and its former President. Such $228,000 of expenses consisted of 192,100 shares of common stock issued to Mr. Strawn valued at $192,100 ($1 per share), other expenses associated with the assignment of title and ownership to various equipment and notes payable held by the Company of $31,547 and the cancellation of the related party loans receivable and payable pertaining to Mr. Strawn of $4,767. In accordance with Mr. Strawn’s separation, the Company also cancelled 1,871,100 shares of his common stock.

Other Expenses

Other expenses for the three months ended June 30, 2014, were $5,126, as compared to $15,555 for the three months ended June 30, 2013. The decrease is attributable to the conversion of all of the Company’s promissory notes into common stock during the three months ended March 31, 2014 and the transfer of most of the Company’s financed equipment to Jeremy Strawn as per the Separation Agreement during the three months ended June 30, 2014.

Net Loss

The net loss for the three months ended June 30, 2014, was $(845,026) or a basic and diluted loss per share of $(0.06), as compared to a net loss of $(364,300) or basic and diluted loss per share of $(0.04) for the three months ended June 30, 2013. The increase in the net loss is primarily attributable to the increase in professional fees related to the Company going public as well costs and expenses associated with the mutual separation of the Company and its former President.

Summary of Statements of Operations for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013
Revenue	$322,085	$413,090
Gross profit	$(20,806)	$159,164
Operating expenses	$1,679,281	$388,479
Net loss from operations	$(1,700,087)	$(229,315)
Other expenses	$40,722	$17,884
Net loss	$(1,740,809)	$(247,199)
Loss per common share – basic and diluted	$(0.13)	$(0.03)

Revenue

Revenue was $322,085 for the six months ended June 30, 2014, as compared to $413,090 for the comparable period ended June 30, 2013, a decrease of $91,005. The decrease in revenue is primarily attributable to a decrease in the size of the contracts during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Gross Profit (Loss)

Gross profit (loss) decreased from a gross profit of $159,164 during the six months ended June 30, 2013, to a gross loss of $(20,806) during the six months ended June 30, 2014. The decrease in gross profit (loss) is primarily attributable to a job in progress during the six months ended June 30, 2014 that has been more labor-intensive and lower margin than originally estimated, and the Company has estimated a loss on the entire contract.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 was $1,679,281, as compared to $388,479 for the six months ended June 30, 2013, an increase of $1,290,802. The increase is primarily attributable to the increase in professional fees in relation to the Company going public and separation expenses of approximately $228,000 in connection with Jeremy Strawn’s Separation Agreement.

Other Expenses

Other expense for the six months ended June 30, 2014 was $40,722, as compared to $17,884 for the six months ended June 30, 2013. The increase is primarily attributable to the $25,000 expense pertaining to a forfeiture on a deposit to purchase land.

Net Loss

The net loss for the six months ended June 30, 2014 was $(1,740,809), or a basic and diluted loss per share of $(0.13), as compared to a net loss of $(247,199), or basic and diluted loss per share of $(0.03), for the six months ended June 30, 2013. The increase in the net loss is primarily attributable to the increase in professional fees related to the Company going public as well as costs and expenses associated with the mutual separation of the Company and its former President.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013:

	June 30, 2014	December 31, 2013	Increase/Decrease
Current Assets	$2,083,009	$109,806	$1,973,203
Current Liabilities	$333,044	$1,740,381	$(1,407,337)
Working Capital (Deficit)	$1,749,965	$(1,630,575)	$3,380,540

At June 30, 2014, we had working capital of $1,749,965, as compared to a working capital deficit of $(1,630,575), at December 31, 2013, an increase of $3,380,540. The increase is primarily attributable to the approximate $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital in 2014 and somewhat offset by the costs of the Company going public.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $(1,816,054) and $(173,708), respectively. The increase in the net cash used for operating activities was attributable to the increase in the net loss for the six months ended June 30, 2014 of $(1,740,809) as compared to the net loss for the six months ended June 30, 2013 of $(247,199).

Net cash used in investing activities during the six months ended June 30, 2014 was $(400,305) compared to $(103,230) for the 2013 comparable period. The increase in cash used in investing activities was attributable to the cost of the going public process.

Financings

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $3,915,801 and $362,784, respectively. During the six months ended June 30, 2014, the Company received approximately $4.3 million in net proceeds received during the private placement of common stock through Spartan capital and re-paid $391,183 in promissory notes and accrued interest on those notes. During the six months ended June 30, 2013, the Company received $480,000 through the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue and Cost Recognition

Revenues from construction contracts are included in contract revenue in the consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, any unbilled receivables at period end will be billed subsequently. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Property and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are expensed as incurred.

Stock-Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-11, Transfers and Servicing. The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-10—Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 is not expected to have a material impact on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it 2relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K, filed with the SEC on June 18, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended June 30, 2014 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: August 19, 2014	By:	/s/ Jospeh DiGeronimo
	Name:	Joseph DiGeronimo
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

