Form 10-Q
period 2014-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2014-11-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2014

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

Yes  ☐ No  ☒

As of November 19, 2014, there were 13,495,275 shares outstanding of the registrant’s common stock.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2014 and 2013

SPORTS FIELD HOLDINGS, INC.

Condensed consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5

Condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6

Notes to condensed consolidated financial statements	7

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$1,016,317	$475
Accounts receivable, net	164,433	14,874
Costs and estimated earnings in excess of billings	20,785	8,115
Inventory	131,455	65,942
Prepaid expenses and other current assets	-	20,400
Total current assets	1,332,990	109,806

Property, plant and equipment, net	121,456	366,604
Loans receivable, related party	-	56,385
Deposits	6,417	15,000

Total assets	$1,460,863	$547,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Cash overdraft	$-	$6,727
Accounts payable and accrued expenses	236,788	968,834
Billings in excess of costs and estimated earnings	-	39,843
Loans payable, related party	1,187	26,927
Promissory notes payable	-	650,000
Notes payable, short term portion	-	48,050
Total current liabilities	237,975	1,740,381

Notes payable, long term portion	-	165,721
Total liabilities	237,975	1,906,102

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,495,275 and 8,885,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	135	89
Additional paid in capital	7,251,003	1,744,609
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(6,023,750)	(3,098,505)
Total stockholders' equity (deficit)	1,222,888	(1,358,307)

Total liabilities and stockholders' equity (deficit)	$1,460,863	$547,795

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Contract revenue	$864,875	$590,105	$1,186,960	$1,003,195
Total revenue	864,875	590,105	1,186,960	1,003,195

Cost of sales
Contract cost of sales	1,102,384	487,187	1,445,275	741,113
Total cost of sales	1,102,384	487,187	1,445,275	741,113

Gross profit (loss)	(237,509)	102,918	(258,315)	262,082

Operating expenses
Selling, general and administrative (See Note 14)	939,893	318,236	2,337,937	676,955
Depreciation	7,034	23,338	59,857	53,098
Separation expense	-	-	228,414	-
Total operating expenses	946,927	341,574	2,626,208	730,053

Net loss from operations	(1,184,436)	(238,656)	(2,884,523)	(467,971)

Other expense
Interest, net	-	(27,563)	(15,722)	(45,447)
Forfeit on deposit of land	-	-	(25,000)	-

Net loss before income taxes	(1,184,436)	(266,219)	(2,925,245)	(513,418)

Provision for income taxes	-	-	-	-

Net loss	$(1,184,436)	$(266,219)	$(2,925,245)	$(513,418)

Net loss per common share, basic	$(0.09)	$(0.03)	$(0.22)	$(0.06)

Net loss per common share, diluted	$(0.09)	$(0.03)	$(0.22)	$(0.06)

Weighted average common shares outstanding, basic	13,170,492	9,580,000	13,101,336	8,991,777

Weighted average common shares outstanding, diluted	13,170,492	9,580,000	13,101,336	8,991,777

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,925,245)	$(513,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,857	53,098
Forfeit on deposit of land option	25,000	-
Loss on disposal of property, plant and equipment	31,547	-
Loss on settlement of related party loans receivable and payable	4,767	-
Common stock issued for services rendered	960,000	80,000
Common stock issued for employee separation	192,100	-
Changes in operating assets and liabilities:
Cash overdraft	(6,727)	-
Accounts receivable	(149,559)	58,158
Prepaid expenses	20,400	8,705
Inventory	(65,513)	-
Accounts payable	(575,896)	(128,729)
Costs and estimated earnings in excess of billings	(12,670)	184,107
Billings in excess of costs and estimated earnings	(39,843)	-
Increase in due from related party	(324)	-
Net cash used in operating activities	(2,482,106)	(258,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acqusitions	(350,000)	-
Deposit on lease	(6,417)	-
Deposit on land option	(25,000)	(50,000)
Deposit on acquisition candidate	-	(15,000)
Purchase of equipment	(36,436)	(98,270)
Net cash used in investing activities	(417,853)	(163,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(9,387)
Proceeds from promissory notes	-	630,000
Repayments of promissory notes	(391,183)	-
Proceeds from common stock subscriptions	4,304,373	31,000
Repayments of notes payable	(23,591)	(16,015)
Proceeds (repayments) of related party advances	26,202	(44,924)
Net cash provided by financing activities	3,915,801	590,674

Increase in cash	1,015,842	169,325
Cash, beginning of period	475	-

Cash, end of period	$1,016,317	$169,325

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,722	$2,400
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founder shares	$37	$-
Shares added through acquistions	$15	$-
Conversion of notes and accrued interest into common stock	$333,688	$-
Forgiveness of officer accrued salaries	$81,279	$-
Stock issuance costs paid in the form of warrants	$204,759	$-
Property, plant and equipment acquired under notes payable and contributed capital	$-	$58,712

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1 –DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (“the Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation formed September 7, 2012. Effective September 7, 2012, the Company acquired all of the membership interests and operations of Sports Field Contractors, LLC, an Illinois limited liability company formed July 7, 2011 in exchange for 6,225,000 shares of the Company’s common stock. The former members of Sports Field Contractors, LLC owned all the Company’s common stock after the acquisition. All equity accounts have been retrospectively recast as a result of the acquisition.

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

On June 16, 2014, Anglesea Enterprises (“Anglesea”), Inc. a Nevada corporation , Anglesea Enterprises Acquisition Corp, a Nevada corporation and wholly-owned subsidiary of Anglesea (“Merger Sub”), Sports Field Holdings, Inc. (“Sports Field”), Leslie Toups and Edward Mass Jr., as individuals (the “Majority Shareholders”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which Sports Field was merged with and into the Merger Sub, with Sports Field surviving as a wholly-owned subsidiary of Anglesea (the “Merger”). The transaction (the “Closing”) took place on June 16, 2014 (the “Closing Date”). Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field in exchange for issuing Sports Field’s shareholders the same number of shares of Anglesea’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of Anglesea cancelled a total of 64,500,000 shares of the Anglesea’s common stock held by them (the “Cancellation”). In consideration of the cancellation of such common stock, Sports Field paid the Majority Shareholders an aggregate of $365,000 and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholders any and all assets and liabilities related to the Anglesea’s website development business within 30 days after the closing. As a result of the Merger and the Cancellation, the Sports Field Shareholders became the majority shareholders of the Company.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2013 contained herein has been derived from audited financial statements.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost (determined on the first-in, first-out method) or market, and consists of raw materials.

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

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2014 and 2013 related to losses incurred during such periods.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2014 and December 31, 2013, the Company’s accounts receivable balance was $164,433 and $14,874, respectively, and the allowance for doubtful accounts was $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 10 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of September 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Significant Customers

At September 30, 2014, the Company had one customer representing 99% of the total accounts receivable balance.

At December 31, 2013, the Company had four customers representing 11%, 24%, 47% and 18% of the total accounts receivable balance.

For the three months ended September 30, 2014, the Company had two customers that represented 72% and 23% of the total revenue and for the three months ended September 30, 2013, the Company had three customers that represented 18%, 24% and 50% of the total revenue.

For the nine months ended September 30, 2014, the Company had two customers that represented 62% and 22% of the total revenue and for the nine months ended September 30, 2013, the Company had three customers that represented 38%, 20% and 41% of the total revenue.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D–Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300–Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Note 3 - Liquidity

At September 30, 2014, the Company had a cash balance of $1,016,317 and working capital of $1,095,015. During the nine months ended September 30, 2014, the Company had a net loss of $2,925,245. Although the Company had a net loss for the nine months ending September 30, 2014, in the first quarter of 2014, the Company raised proceeds of $5,000,000 through a private placement of its common stock. The Company expects to operate at a burn rate of approximately $100,000 per month through September 30, 2015. Assuming the Company’s current expected revenue pipeline, the Company believes it has sufficient cash on hand to meet its operating needs through at least November 19, 2015.

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Costs incurred on contracts in progress	$955,007	$558,092
Estimated earnings (losses)	(153,722)	57,688
	801,285	615,780
Less billings to date	(780,500)	(647,508)
	$20,785	$(31,728)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Costs and estimated earnings in excess of billings	$20,785	$8,115
Billings in excess of costs and estimated earnings	-	(39,843)
	$20,785	$(31,728)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
Vehicles	$-	$214,560
Furniture and equipment	144,501	220,063
Total	144,501	434,623
Less: accumulated depreciation	(23,045)	(68,019)
	$121,456	$366,604

Depreciation expense for the three months ended September 30, 2014 and 2013 was $7,034 and $23,338, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $59,857 and $53,098, respectively.

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

NOTE 6 – DEPOSITS

Deposits at September 30, 2014 and December 31, 2013 were $0 and $15,000, respectively, and represented a deposit on an acquisition candidate. On June 16, 2014, the Company closed on its acquisition of Anglesea via a reverse triangular merger and paid the majority shareholders of Anglesea $350,000 in addition to the $15,000 deposit.

In May 2013, the Company entered into a contract to purchase property in Springfield, Illinois. The purchase price was $1,050,000, and was payable in several installments. The Company paid the first four installments totaling $100,000. Prior to the closing date, a dispute arose that could not be remedied. The seller terminated the contract and the Company temporarily forfeited a total of $100,000 in payments made under the contract. During the nine months ended September 30, 2014, the forfeitures totaled $25,000 and is classified as forfeit on deposit of land in the condensed consolidated statement of operations. See Note 14 for litigation that resulted from the dispute.

NOTE 7 – PROMISSORY NOTES PAYABLE

During the year ended December 31, 2013, the Company issued an aggregate of $650,000 convertible promissory notes due nine months from the issuance date, subsequently extended to January 31, 2014, with 15% per annum interest. The convertible promissory notes were convertible into the Company's common stock at $0.50 per share on or after the funding date, as defined.

The Company did not record a beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

As of January 31, 2014, the Company owed $650,000 in principal and $74,871 in accrued interest. On this date, the Company repaid in cash $391,183 on outstanding principal and converted the remaining principal of $258,817 and accrued interest of $74,871 into 667,375 shares of common stock. There are no convertible promissory notes outstanding as of September 30, 2014.

NOTE 8 – NOTES PAYABLE

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

In August 2014, 280,000 common shares valued at $280,000 were issued for professional services provided to the Company.

In September 2014, 10,000 common shares valued at $10,000 were issued for professional services provided to the Company.

In September 2014, 250,000 common shares valued at $250,000 were issued to Jeromy Olson when he entered into an employment agreement to serve as the Company’s Chief Executive Officer (“CEO”). As discussed in Note 14, Mr. Olson will also be issued stock options after the Company adopts a formal option plan that is approved by the Board of Directors.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net income (loss) per common share is calculated to give effect of any common stock equivalents, such as stock options, warrants or convertible debt. As of September 30, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net income (loss) per share calculation because they were anti-dilutive. As of September 30, 2013, 1,260,000 potentially outstanding shares of common stock from embedded conversion features in the promissory were excluded from the denominator in the diluted net income (loss) per share calculation.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had advanced funds to its officers and stockholders of a company under common control for travel related and working capital purposes. The loans were due on demand and bear no interest. As of September 30, 2014 and December 31, 2013, there were $0 and $56,385 in advances receivable, respectively, and were reported as Loans Receivable, Related Party on the Balance Sheet.

The Company utilized All Synthetics Group, a company under the control of Jeremy Strawn, one of the Company’s former officers and directors, to acquire products and services where vendor purchase lines had been previously established. During the three months ended September 30, 2014 and 2013, the Company purchased an aggregate of $0 and $0, respectively, through All Synthetics Group. During the nine months ended September 30, 2014 and 2013, the Company purchased an aggregate of $25,015 and $27,818, respectively, through All Synthetics Group. As of September 30, 2014 and December 31, 2013, the Company had $1,187 and $25,114 in advances payable, respectively, and were reported as loans payable, related party on the balance sheet.

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

Jeremy Olson, the CEO of the Company, owns a consulting firm that provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $51,328 and $140,998 for the three and nine months ended September 30, 2014, of which $10,000 and $70,000 was stock based compensation for the three and nine months ended September 30, 2014

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 825-10 “Financial Instruments”.

There were no items required to be measured at fair value on a recurring basis in the condensed consolidated financial statements as of September 30, 2014 or December 31, 2013.

NOTE 13 – EMPLOYEE SEPARATIONS

On May 13, 2014, the employment of William Michaels, the former Chief Operating Officer, was terminated for cause.  Pursuant to Mr. Michaels’ employment agreement (the “Employment Agreement”), upon termination for cause, Mr. Michaels must return 90% of his shares, or 1,871,100 shares of common stock, to the Company.  As of the date the financial statements were issued, Mr. Michaels has failed to return the physical share certificate (the “Certificate”) representing the shares in question and the Company was forced to commence legal action against him in NJ Superior Court, Middlesex County in an effort to enforce the terms of his the Employment Agreement. As of September 30, 2014, the Company has accounted for the 1,871,100 common shares as canceled in the condensed consolidated balance sheet.

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

On September 19, 2014, Joseph DiGeronimo resigned from his position as the Company’s Chief Executive Officer.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In March 2014, the Company reached an agreement with a consulting firm owned by the CEO of the Company to provide non-exclusive sales services. The consulting firm will receive between 3.5% and 5% commissions on sales referred to the Company. In addition, the consulting firm will receive a monthly fee of $6,000, 50,000 shares of common stock upon execution of the agreement, and 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The agreement is for 18 months, and is renewable for successive 18 month terms.

In May 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The agreement is for three years, and is renewable for successive one year terms.

In August 2014, Jeromy Olson entered into an 18 month consulting agreement to serve in the capacity of Chief Revenue Officer (“CRO”), with subsequent six month renewal periods. The CRO will receive monthly compensation of $4,000, and upon the Company completing an equity financing of at least $2,000, the CRO’s monthly compensation will increase to $8,000. The CRO was issued 30,000 shares of common stock upon signing the agreement, and will receive 30,000 and 40,000 shares of common stock at the respective six month and one year anniversaries of the of date of the agreement. Furthermore, the CRO will receive 100,000 five year stock options that vest on July 1, 2015. The exercise price will be the same exercise price as options issued to other members of senior management. The options will be issued after the Company adopts a formal option plan that is approved by the Board of Directors. This agreement was superseded in September 2014 when Mr. Olson entered into an employment agreement to serve as the Company’s Chief Financial Officer. (See below).

Employment Agreements

In September 2014, Jeromy Olson entered into a 40 month employment agreement to serve in the capacity of CEO, with subsequent one year renewal periods. The CEO will receive a monthly salary of $10,000 that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $6,000,000 and an operating margin of at least 15% or the Company completing an equity financing of at least $1,500,000, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. The agreement provides for cash bonuses of 15% of the annual Adjusted EBITDA between $1 and $1,000,000, 10% of the annual Adjusted EBITDA between $1,000,001 and $2,000,000 and 5% of the annual Adjusted EBITDA greater than $2,000,000. For purposes of the agreement, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less share based payments, gains or losses on derivative instruments and other non-cash items approved by the Board of Directors. The CEO was issued 250,000 shares of common stock on the date of the agreement and will receive 250,000 shares of common stock on January 1, 2016 provided the agreement is still in effect. Lastly, the CEO will be issued qualified stock options as follows:

•	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015
•	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016
•	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

The options will be issued after the Company adopts a formal option plan that is approved by the Board of Directors.

Litigation

On May 5, 2014, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (“the Court”). Sallenger Incorporated, as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The Company has answered the Complaint and will pursue certain counterclaims. The Court has set a tight schedule of the matter and the Company continues to vigorously defend this action.

Operating Leases

On April 1, 2014, the Company entered into a new lease agreement for its office space in Massachusetts. The lease commenced on that date and expires on March 31, 2017. The lease has monthly payments of $2,115, $2,151 and $2,188 for year one, two and three, respectively. The Company was required to pay a security deposit to the lessor totaling $6,417.

Future minimum payments of the Company’s leases are as follows:

Year Ended December 31,
2014 (reminder of year)	$6,344
2015	25,703
2016	26,141
2017	6,563
$64,751

NOTE 15 – SUBSEQUENT EVENTS

On October 9, 2014, Dan Daluise resigned from his position as a member of the Company’s Board of Directors.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Revenue	$864,875	$590,105
Gross profit (loss)	$(237,509)	$102,918
Operating expenses	$946,927	$341,574
Net loss from operations	$1,184,436	$238,656
Other expenses	$0	$27,563
Net loss	$1,184,436	$266,219
Loss per common share – basic and diluted	$0.09	$0.03

Revenue

Revenue was $864,875 for the three months ended September 30, 2014, as compared to $590,105 for the comparable period ended September 30, 2013, an increase of $274,770. The increase in revenue is primarily attributable to an increase in the size of the new contracts that began during the three months ended June 30, 2014, as most of the work on those contracts, and thus the revenue earned, occurred during the three months ended September 30, 2014.

Gross Profit (Loss)

Gross profit (loss) decreased from a gross profit of $262,082 during the nine months ended September 30, 2013, to a gross loss of $(258,315) during the nine months ended September 30, 2014 due to aggressive seed pricing initiatives used to generate rapid sales of the new product line of Replicate Grass.  These aggressive prices in combination with slight to moderate labor cost overruns on two of the three projects account for a temporary, but recoverable decrease in gross profitability.

Operating Expenses

Operating expenses for the three months ended September 30, 2014, were $946,927, compared to $341,574 for the three months ended September 30, 2013, an increase of $605,353. The increase in operating expenses is primarily attributable to the 250,000 common shares valued at $250,000 issued to Jeromy Olson in conjunction with his Chief Executive Officer (“CEO”) employment agreement and the 250,000 common shares valued at $250,000 issued to an investment banking firm in connection with an amendment to the Company’s investment banking agreement.

Other Expenses

Other expenses for the three months ended September 30, 2014, were $0, as compared to $27,563 for the three months ended September 30, 2013. The decrease is attributable to the conversion of all of the Company’s promissory notes into common stock during the three months ended March 31, 2014 and the transfer of most of the Company’s financed equipment to Jeremy Strawn as per the Separation Agreement during the second quarter of 2014.

Net Loss

The net loss for the three months ended September 30, 2014, was $1,184,436 or a basic and diluted loss per share of $0.09, as compared to a net loss of $266,219 or basic and diluted loss per share of $0.03 for the three months ended September 30, 2013. The increase in the net loss is primarily attributable to the increase in professional fees related to the Company going public as well costs and expenses associated with the mutual separation of the Company and its former President. In addition, during the three months ended September 30, 2014, 250,000 common shares valued at $250,000 issued to Jeromy Olson in conjunction with his Chief Executive Officer (“CEO”) employment agreement and the 250,000 common shares valued at $250,000 issued to an investment banking firm in connection with an amendment to the Company’s investment banking agreement.

Summary of Statements of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Revenue	$1,186,960	$1,003,195
Gross profit (loss)	$(258,315)	$262,082
Operating expenses	$2,626,208	$730,053
Net loss from operations	$2,884,523	$(467,971)
Other expenses	$40,722	$45,447
Net loss	$2,925,245	$(513,418)
Loss per common share – basic and diluted	$0.22	$0.06

Revenue

Revenue was $1,186,960 for the nine months ended September 30, 2014, as compared to $1,003,195 for the comparable period ended September 30, 2013, an increase of $183,765. The increase in revenue is primarily attributable to an increase in the size of the contracts during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Gross Profit (Loss)

Gross profit (loss) decreased from a gross profit of $262,082 during the nine months ended September 30, 2013, to a gross loss of $(258,315) during the nine months ended September 30, 2014 due to one completed job and two jobs in progress during the nine months ended September 30, 2014 that have incurred more labor costs and shipping costs than originally estimated. Consequently, the Company incurred a loss on the completed job and has estimated losses on the two jobs in progress.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 was $2,626,208 as compared to $730,053 for the nine months ended September 30, 2013, an increase of $1,896,155. The increase is attributable to the increase in professional fees in relation to the Company going public and separation expenses of approximately $228,000 in connection with Jeremy Strawn’s Separation Agreement. Furthermore, 250,000 common shares valued at $250,000 issued to Jeromy Olson in conjunction with his Chief Executive Officer (“CEO”) employment agreement and the 250,000 common shares valued at $250,000 issued to an investment banking firm in connection with an amendment to the Company’s investment banking agreement.

Other Expenses

Other expense for the nine months ended September 30, 2014 was $40,447, as compared to $45,447 for the nine months ended September 30, 2013. The decrease is attributable to the conversion of all of the Company’s promissory notes into common stock during the three months ended March 31, 2014 and the transfer of most of the Company’s financed equipment to Jeremy Strawn as per the Separation Agreement during the second quarter of 2014. The decrease is mostly offset by the $25,000 expense pertaining to a forfeiture on a deposit to purchase land during the nine months ended September 30, 2014.

Net Loss

The net loss for the nine months ended September 30, 2014 was $2,925,245, or a basic and diluted loss per share of $0.22, as compared to a net loss of $513,418, or basic and diluted loss per share of $0.06, for the nine months ended September 30, 2013. The increase in the net loss is primarily attributable to the increase in professional fees related to the Company going public as well as costs and expenses associated with the mutual separation of the Company and its former President. In addition, during the nine months ended September 30, 2014, 250,000 common shares valued at $250,000 issued to Jeromy Olson in conjunction with his Chief Executive Officer (“CEO”) employment agreement and the 250,000 common shares valued at $250,000 issued to an investment banking firm in connection with an amendment to the Company’s investment banking agreement.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014, compared to December 31, 2013:

	September 30, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$1,332,990	$109,806	$1,223,184
Current Liabilities	$237,975	$1,740,381	$(1,502,406)
Working Capital (Deficit)	$1,095,015	$(1,630,575)	$2,725,590

At September 30, 2014, we had working capital of $1,095,015, as compared to a working capital deficit of $(1,630,575), at December 31, 2013, an increase of $2,725,590. The increase is primarily attributable to the approximate $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital in 2014 and was partially offset by professional fees and other costs associated with the Company going public and continued operating losses in 2014.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $2,482,106 and $258,079 respectively. The increase in the net cash used for operating activities was attributable to the increase in the net loss for the nine months ended September 30, 2014 of $2,925,245 as compared to the net loss for the nine months ended September 30, 2013 of $513,418.

Net cash used in investing activities during the nine months ended September 30, 2014 was $417,853 compared to $163,270 for the 2013 comparable period. The increase in cash used in investing activities was attributable to the cost of the going public process.

Financings

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $3,915,801 and $590,674, respectively. During the nine months ended September 30, 2014, the Company received approximately $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital and repaid $391,183 in promissory notes and accrued interest on those notes. During the nine months ended September 30, 2013, the Company received $630,000 through the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had no off-balance sheet arrangements.

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

The Company’s significant estimates and assumptions include accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As noted previously, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (the “Court”). Sallenger Incorporated, as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The Company has answered the Complaint and will pursue certain counterclaims. The Court has set a tight schedule of the matter and the Company continues to vigorously defend this action.

Other than the aforementioned, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K, filed with the SEC on June 18, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2014, the Company issued 250,000 shares to its investment banker as payment due pursuant to an amended investment banking agreement.

On August 1, 2014 the Company issued 30,000 shares to its Chief Revenue Officer as payment due pursuant to his employment agreement.

On September 10, 2014, the Company issued 10,000 shares as payment for consulting services rendered.

Other than the aforementioned, there were no unregistered sales of equity securities for the quarter ended September 30, 2014 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

SPORTS FIELD HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

