Form 10-K
period 2014-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2015-04-15
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50302

SPORTS FIELD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4841391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4320 Winfield Road, Suite 200

Warrenville, IL 60555

(Address of principal executive offices)

978-914-7570

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant cannot provide the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 because the registrants stock was not yet traded. As of April 15, 2015, the registrant had 13,555,275 shares of its common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business. Overview

Sports Field Holdings, Inc. (the “Company” or “Sports Field”) through its wholly owned subsidiary Sports Field Engineering, Inc. (“SportsField Engineering”), is a product development, engineering and design-build construction company, engaged in the design, engineering, constructing, and construction management of athletic facilities, and sports complexes.

According to the Synthetic Turf Council, in 2012, over 1000 new synthetic turf athletic fields were installed. We believe synthetic turf fields have become the field of choice for public and private schools, municipal parks and recreation departments, non-profit and for profit sports venue businesses, residential and commercial landscaping and golf related venues. We believe this is due to the spiraling costs associated with maintaining natural grass athletic fields and the demand for increased playing time, durability of the playing surface and the ability to play on that surface in any weather conditions.

As synthetic turf athletic fields and synthetic turf have truly become the viable alternative to natural grass fields, there are a number of technical and environmental issues that have arisen through the evolution of the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf.

Since its inception Sports Field has completed a variety of projects from the engineer, design and build of entire football stadiums to the installation of a specialized lacrosse field. Our team has also designed, engineered and installed baseball stadiums, soccer fields, indoor soccer facilities, softball fields for private sports venues, public and private high schools and public and private universities.

Lines of Business

Sports Field, has two primary lines of business which are all integral parts of the organization’s overall business model.

Sports Field, through its wholly owned subsidiary, SportsField Engineering, Inc., is a product development and design-build construction company, engaged in the design, constructing, and construction management of athletic facilities, and sports complexes.

Construction management of sports facilities and synthetic turf sales are the two primary lines of business. These lines of business can be categorized as design, development, and manufacturing of sports surfacing products and associated pre-engineered construction systems.

Sports facilities construction and construction management represent approximately 20% of the company’s gross revenue. Approximately 80% of the company’s gross revenues are from surfacing products and systems sales.

Target Markets

Our main target market is the more than 50,000 colleges, universities, high schools and primary schools in the United States with athletic programs, both public and private. Municipal parks and recreations departments also represent a potential significant market for the Company.

Additionally, we target private club sports associations and independent athletic training facilities inclusive of all major sports, including; football, soccer, baseball, softball, lacrosse, field hockey, rugby, as well as track and field.

We also intend to market our unique design-build services to public youth sports leagues and all semi-professional and professional sports leagues.

Products and Services

We manufacture (through a third-party manufacturer) and sell our own proprietary, synthetic turf products, including, a high-end synthetic turf system, based on surface heat reduction which incorporates a proprietary, third-party pre-engineered structural base system, and our proprietary infill matrix called Organite, an eco-safe infill alternative that is lead-free. The Company also provides design and engineering services, as well as construction management for the development and building of athletic facilities at colleges, universities, high schools and primary schools, both public and private. In addition, these services are offered to municipalities, the Federal Aviation Administration (“FAA”), private businesses, as well as the residential and commercial landscaping market, the golf industry and golf-related venues such as driving ranges, practice putting greens, and the miniature golf market.

Products and Usage

Base Construction

Conventional free-draining stone bases incorporate an inherent engineering conflict - drainage capacity vs. grade stability. In addition, the infiltration rate of the stone base cannot be accurately measured or predicted and degrades over time. To address these issues, we utilize vertical-to-horizontal drainage technology, using a third party’s pre-engineered structural base system. Our drainage methodology eliminates the engineering conflicts, practically eliminates invasive excavation, greatly reducing material import and export. Further, it is not susceptible to variances in sub-soil conditions and it is calculable, predictable and constant over time as to drainage capacity and infiltration rate, providing a predictable and constant profile for “G-Max” reduction. G-Max is a measurement of how much force the surface will absorb, the higher the G-Max rating the less absorption of force by the surface.

Shock Attenuation

The National Football League’s (the “NFL”) recent attention to head injuries is reflected in its adoption of new standards for impact forces. New NFL guidelines require that NFL fields have a G-MAX value that is not greater than 100 (based on the “Clegg” method of calculating G-MAX). We believe that this criterion will eventually trickle-down and apply to all sports surfaces, and all artificial turf fields will have to maintain a G-Max below 115 (indoor) and 125 (outdoor) (Clegg) for the life of the product. In managements’ experience, many of the most popular turf systems use sand as the majority component of infill material, mixed with crumb rubber, or ground up discarded automobile tires, that are known to contain lead, chromium and other toxic heavy metals. Sand has a significantly higher specific gravity than rubber. As a result, the sand separates and falls to the bottom of the infill matrix where it compacts over time. This compacting of sand results in such a field’s G-MAX value increasing, usually to well above the maximum allowable G-Max for NFL Fields. For this reason, we have created an eco-friendly infilled artificial turf system. Sports Field’s synthetic turf system combines the predictable G-Max enhancing pre-engineered structural base panel system with a high-mass turf configuration and eco-friendly infill to provide a surface system that is guaranteed to never exceed 100 G-Max (Clegg) for the life of the product.

Heat Reduction

Artificial turf produces a higher temperature ambient above the playing surface due to absorption of solar energy (electromagnetic radiation). The reflectivity or albedo of an artificial turf system, including the infill, is generally lower than natural grass (darker colors absorb more electromagnetic radiation) due to the exposure of dark infill. Further, artificial turf and rubber infill do not naturally contain and hold moisture, to provide evaporative cooling, as natural grass and soils do. Given a specific material (in this case, PE fiber or recycled tire rubber), the darker the color of the material, the more electromagnetic radiation will be absorbed and subsequently re-radiated to the ambient above the playing surface. The darker the area of the playing surface, the more elevated the temperatures to which athletes are exposed during play.

Additionally, because artificial turfs tend to “lay-over” and expose more surface area directly to the sun’s radiation, insolation (solar radiation energy received) can increase, dramatically. In hot, dry (less cloudy/low humidity) climates, and especially in southern latitudes, the preponderance of exposed black (rubber) material is likely to create an unhealthy, excessively hot, playing condition. Not only is the air temperature above the surface excessive, but also the surface temperature of the black rubber can actually be dangerous to touch.

To address these concerns, Sports Field created Replicated Grass, which boasts minimal exposed infill and is the coolest infilled artificial turf possible (for any chosen color of grass fiber) and the albedo of the alternative infill is much higher (cooler) because of its tan color. Additionally, the organic infill can hold water to extend evaporative cooling. In addition, the superior memory of the 360-micron monofilament decreases insolation, by significantly reducing “lay-over”, (lay-over or “matting” is the failure of the synthetic grass filaments to remember their desired vertical configuration and, instead, to assume a horizontal alignment by breaking sharply at the point of exit from the infill. When the filaments are in a horizontal position the angle of exposure to the sun’s rays is greatly reduced, maximizing the absorption of heat-energy, a process known as insolation). Available testing indicates a 35 degree Fahrenheit decrease in surface temperature in full sun conditions, as compared with the leading competitor.

Athletic Performance

Sports Field’s product, Replicated Grass™, was created so that athlete are able to “run on the grass - not on the infill.” Consequently, we design the surface with more synthetic turf blades of grass (almost two and a half times as much as the leading competitor) and much less infill. Our shorter tuft-height and higher face-weight combine to produce a surface with almost three times the blade-density of leading competitors. The result is a surface with increased infill stability because if the infill can be displaced, there is no way to maintain consistent performance characteristics. Because our infill is so stable and does not displace under normal use, there is no change in performance characteristics over time and the infill does not require grooming or replacement on a regular basis. Our dynamic design affords athletes natural “ball-action”, or “ball roll”, and “natural foot-feel”, or “foot action”.

Below is an illustration of a typical installation design:

Sustainability and Disposal Procedures

We believe every artificial turf field will eventually require replacement in 10 to 20 years. Each one of these full-sized fields typically contains approximately 225,000 pounds of recycled-tire rubber, 25,000 pounds of synthetic grass filament fibers, which contain undetermined levels of heavy metals and 15,000 pounds of urethane coating. In addition, a majority of the fields contain more than 500,000 pounds of sand containing silica, which may also contain fungi and mold and, unfortunately, cannot be separated from the rubber. Many states define these products (or are likely to in the near future) as ‘special waste’ or as hazardous waste, which requires special handling. For example, Connecticut no longer permits the landfilling of waste tire rubber.

When removed turf requires special handling and disposal sites, as almost all turf of conventional design will require, the cost, including OSHA and Environmental Protection Agency compliant removal, transportation and special hazards disposal fees, will likely exceed $100,000. In many cases, the disposal costs and fees alone will exceed that amount by a significant margin. Consideration of the ecological effects, which affect the eventual disposal costs of all components of a proposed artificial turf installation, is an important determination of the financial viability of a project from the outset. The recyclability and environmentally friendly nature of turf components must be factored into the total project cost in order to avoid burdening the next generation of users with the failure to consider the cost of ignoring the problem.

Environmentally friendly, ecologically-safe, recyclable infill, filament yarn and coating materials are available and we are using them in our current products. We believe our products perform, in all respects, as well or better than the ecologically-challenged products traditionally considered. The inclusion of ecologically friendly materials can be accomplished with no additional present cost. Some companies produce fields with potentially toxic materials, such as lead that cannot be recycled. Many older fields are subject to being declared hazardous waste and may need costly special handling for disposal. The inclusion of ecologically friendly materials assures significant reduction in future cost, while minimizing environmental, ecological and health risks.

Competition

The competitive landscape with respect to manufacturing is very well-established, with seven companies selling the majority of synthetic turf products. Based on management’s experience and knowledge of the synthetic turf industry, Field Turf is the leading manufacturer of synthetic turf athletic fields and synthetic turf products, with what we believe is roughly 60% of the overall market and is one of the only companies operating in this space that we characterize as a true manufacturer. ShawSports, Astroturf, LLC, Sprint Turf, Pro Grass, A-Turf, and Hellas Construction are all purveyors of synthetic turf athletic fields with varying degrees of manufacturing and assembly. We estimate that these six companies account for approximately 30% of synthetic turf athletic field sales. There remains over 20 other distributors, and to varying degrees manufacturers and assemblers, of synthetic turf products that account for the remaining 10% of the synthetic turf athletic fields market. These applications run the entire gamut of synthetic turf from residential and commercial landscaping, to golf applications, parks and recreation, private parks, airports, highway medians, downhill skiing, and other applications.

The competitive landscape from an installation and construction perspective looks very different when compared to the landscape of the manufacturing side of the industry. In regard to installation and construction of artificial turf fields and athletic facilities, the industry is very much fragmented. There are no clear national leaders from the perspective of facilities construction. The bulk of the construction is provided by local or regional general contracting firms that specialize in certain phases of synthetic turf athletic fields and facility construction, but, to our knowledge, none that offer a true turn-key operation, to include their own in-house engineering staff. Sports Field offers full service design and engineering services, with forensic studies of athletic facilities to properly prepare and recommend custom specifications based on specific circumstances unique to every facility. In addition, the Company will provide full service turn-key construction services for the facility depending on a client’s needs, or simply provide project management services for a particular project.

Sales and Marketing

The Company has received many of its jobs through referral by virtue of its track record on previous jobs and the reputation of management. Sports Field currently has a sales team comprised of both internal and external sales staff. There are 3 salaried salesmen working internally dedicated specifically to SFE sales, there are also 3 contracted groups of sales professionals working as 3rd party sales representation, who are compensated strictly on commission and fees. Finally, we have representation from a future Hall of Fame retired NFL player who is also compensated on a commission only basis. These professionals maintain high level contacts with the NFL, Major League Baseball, professional soccer leagues, and major universities and colleges. These contacts have introduced the Company to NFL owners, professional athletes, college presidents and athletic directors, head coaches and other important industry contacts. Currently, there are 14 individuals actively promoting SportsField Engineering to our customer base.

Our commission-based sales force is active through the United States and will continue to call on relationships with these contacts. The efforts of this group comprise a major component of the Company’s sales and marketing initiatives and these contacts in the professional and collegiate sports industries represent a significant asset as the Company looks to continue its growth.

The Company has engaged in targeted and innovative direct marketing to athletic directors, school business managers, college and high school athletic programs, high school football coaches, landscape architects, engineering firms, and municipal parks and recreation departments. This plan has its focus on our innovative products and construction methodologies.

We are currently engaged in a brand analysis campaign to maximize our exposure to the markets we intend to serve. Our plan includes a new brand development phase and roll out through every form of market communication. It also includes the automation of our sales process through the adoption of a new CRM and mobile sales tools, engaging the market with the use of technology through our high level professional sales team.

These tools in addition to marketing our brand ambassadors, user referrals and trade show participation will carry us forward in our rapid growth acceleration phase.

Growth Strategy

Our growth strategy will center around our national marketing campaign and is designed to secure contracts in every major region of the United States, establishing Sports Field as the premier provider of a unique turn-key service that includes design and engineering expertise, along with what we believe to be the leading patent pending turf systems and drainage products available in the industry. We believe that the marriage of civil engineering and material science, combined with a turn-key all-inclusive, single interface service for the client will clearly distinguish Sports Field from its competitors and establish the Company as the leading provider of services and products to the athletic facilities construction industry.

By securing contracts and establishing Sports Field in major regions of the country, the Company will seek to leverage those relationships and successful contracts to aggressively market to all potential clients in these regions. Utilizing its network of regional contractors and service providers, Sports Field plans to establish territorial relationships with these providers that will allow the Company to aggressively market to major regions of the country managing these regional contractors and providers to facilitate expansion of the Company’s unique business model throughout the United States.

Intellectual Property Rights

Trademarks:

We do not maintain registered trademarks at this time, however, we believe we have certain common law rights with respect to the prior and continued usage of the names “Replicated Grass” and “Organite”.

Replicated Grass is our signature synthetic turf product.  We believe this turf has the highest face weight in the industry, which allows athletes to run on the blades of grass, not on the infill.  The high density fibers eliminate infill migration and improve stability.

Organite is our Eco-Friendly infill product that consists of Zeolite (Porous stone products which retains 55% of its weight in water to provide evaporative cooling effect), Walnut Shell (Non-Allergenic Organic Shells that absorb and release water as well as improve GMAX scores) and EPDM (a virgin rubber product used to coat roof tops has extreme UV resistance and no known carcinogens).

Service Mark:

The Company’s service mark is “Bringing Science to the Surface” which stands for the Company’s commitment to research and development.

Employees

We have 3 full time employees, additionally, the Company employs 15 independent contractors including fourteen contract employees for sales and one for accounting services. None of our employees are represented by a labor union.

DESCRIPTION OF PROPERTY

Our principal office is located at 4320 Winfield Road, Suite 200, Warrenville, IL 60555, additionally, we have an office at 176 East Main Street, Suite 7, Westborough, MA 01581. These total approximately 2,000 sq. ft. office space rented at a rate of $2,915. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Legal Proceedings

On May 5, 2014, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (“the Court”). Sallenger Incorporated (“Sallenger”), as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The matter was settled on December 18, 2014. The Company agreed to pay Sallenger a total of $210,000, with $50,000 upfront and $16,000 per month for ten months thereafter.

Other than as mentioned above, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Our Corporate History

We were incorporated on February 8, 2011, as Anglesea Enterprises, Inc. Initially our activities consisted of providing marketing and web-related services to small businesses including the design and development of original websites, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization. On June 16, 2014, Anglesea Enterprises, Inc. (“Anglesea”), Anglesea Enterprises Acquisition Corp (“Merger Sub”), Sports Field Holdings, Inc., a privately-held Nevada corporation headquartered in Illinois (“Sports Field Private Co”) Leslie Toups and Edward Mass Jr., as individuals (the “Majority Shareholders”), entered into an Acquisition Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Merger Sub was merged with and into Anglesea, with Sports Field Private Co surviving as a wholly-owned subsidiary of Anglesea (the “Merger”). Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field Private Co in exchange for issuing Sports Field Private Co’s shareholders that certain amount of shares of Anglesea’s common stock.

Upon completion of the Merger, on June 16, 2014, Anglesea merged with Sports Field Private Co in a short-form merger transaction (the “Short Form Merger”) under Nevada law. Upon completion of the Short Form Merger, the Company became the parent company of the Sport Field Private Co’s wholly owned subsidiaries, Sports Field Contractors LLC, SportsField Engineering, Inc. and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Anglesea changed its name to Sports Field Holdings, Inc on June, 16 2014.

Where You Can Find More Information

Our website address is www.spotsfieldengineering.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATING TO OUR INDUSTRY

THE INSTALLATION OF SYNTHETIC TURF IS A HIGHLY COMPETITIVE INDUSTRY.

The installation of synthetic turf is a highly competitive and highly fragmented industry. Competing companies may be able to beat our bids for the more desirable projects. As a result, we may be forced to lower bids on projects to compete effectively, which would then lower the fees we can generate. We may compete for the management and installation of synthetic turf with many entities, including nationally recognized companies. Many competitors may have substantially greater financial resources than we do. In addition, certain competitors may be willing to accept lower fees for their services.

THE SUCCESS OF OUR BUSINESS IS SIGNIFICANTLY RELATED TO GENERAL ECONOMIC CONDITIONS AND, ACCORDINGLY, OUR BUSINESS COULD BE HARMED BY THE ECONOMIC SLOWDOWN AND DOWNTURN IN FINANCING OF PUBLIC WORKS CONTRACTS.

Our business is closely tied to general economic conditions. As a result, our economic performance and the ability to implement our business strategies may be affected by changes in national and local economic conditions. During an economic downturn funding for public contracts tends to decrease significantly thereby limiting the growth and opportunities available for new and established businesses in the synthetic turf industry. An economic downturn may limit the number of projects that we are able to bid on and limit the opportunities we have to penetrate the synthetic turf industry, stunting the Company’s growth prospects and having a material adverse effect on our business.

IF WE ARE UNABLE TO OBTAIN RAW MATERIALS IN A TIMELY MANNER OR IF THE PRICE OF RAW MATERIALS INCREASES SIGNIFICANTLY, PRODUCTION TIME AND PRODUCT COSTS COULD INCREASE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

The third party manufacture of our products depends on raw materials derived from petrochemicals such as yarn, backing and infill. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.

WE MUST ANTICIPATE AND RESPOND TO RAPID TECHNOLOGICAL CHANGE.

The market for our products and services is characterized by technological developments and evolving industry standards. These factors will require us to continually improve the performance and features of our products and services and to introduce new products and services, particularly in response to offerings from our competitors, as quickly as possible. As a result, we might be required to expend substantial funds for and commit significant resources to the conduct of continuing product development. We may not be successful in developing and marketing new products and services that respond to competitive and technological developments, customer requirements, or new design and production techniques. Any significant delays in product development or introduction could have a material adverse effect on our operations.

WE RELY UPON THIRD-PARTY MANUFACTURERS AND SUPPLIERS, WHICH PUTS US AT RISK FOR THIRD-PARTY BUSINESS INTERRUPTIONS.

Success for our business depends in part on our ability to retain third party manufacturers and suppliers to provide subparts for our products and materials for the services we provide. Although in several cases we do hold long term contracts with important manufacturers, and suppliers, third-parties may not perform as we expect. If manufacturers and suppliers fail to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products and services in a timely manner could lead to customer dissatisfaction and damage to our reputation, cause customers to cancel contracts and to stop doing business with us.

LOWER THAN EXPECTED DEMAND FOR OUR PRODUCTS AND SERVICES WILL IMPAIR OUR BUSINESS AND COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Currently there are approximately 7,000 synthetic turf fields installed in the U.S. and approximately 1,000 new fields installed every year, according to the Synthetic Turf Council. Given that there are approximately 50,000 colleges and high schools in the U.S. with athletic programs, in so far as athletic fields are concerned, at some point in the future saturation will slow the growth of the industry. If we meet a lower demand for our products and services than we are expecting, our business, results of operations and financial condition are likely to be materially adversely affected. Moreover, overall demand for synthetic turf products and services in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by schools and municipalities in need of synthetic turf products or otherwise. This may reflect a saturation of the market for synthetic turf. To the extent that there is a slowdown in the overall market for synthetic turf, our business, results of operations and financial condition are likely to be materially adversely affected.

WE MAY BE SUBJECT TO THE RISK OF SUBSTANTIAL ENVIRONMENTAL LIABILITY AND LIMITATIONS ON OUR OPERATIONS BROUGHT ABOUT BY THE REQUIREMENTS OF ENVIRONMENTAL LAWS AND REGULATIONS

Sports Field may be subject to various federal, state and local environmental, health and safety laws and regulations concerning issues such as, wastewater discharges, solid and hazardous materials and waste handling and disposal, landfill operation and closure. There have been a number of ecological concerns that have arisen from the creation of synthetic turf and the evolution of the synthetic turf industry. One of the biggest concerns to surface most recently is the amount of lead in some of the products used in the manufacture and installation of synthetic turf and synthetic turf systems such as crumb rubber. Crumb rubber is rubber used from recycled tires and used as an infill product in most synthetic turf athletic fields in the U.S. and has shown to contain levels of lead that many argue could potentially be harmful to humans. In addition, many of the yarns used to make synthetic turf blades contain levels of lead that are also coming into question as to potential health hazards. Due to the many concerns that are now arising regarding the levels of lead contained in many synthetic turf products, the disposal of old synthetic turf fields may become an issue with municipal land-fills and could in fact add significant costs to the disposal of these worn out fields. It is possible that these old fields could be declared hazardous materials in the future by municipal land-fills, which would add enormous costs to the disposal of such products and the cost to dispose of these materials could in fact be as much as the original cost to purchase and install such fields. While Sports Field believes that it is and will continue to manufacture products in compliance with all applicable environmental laws and regulations, the risks of substantial additional costs and liabilities related to compliance with such laws and regulations are an inherent part of our business.

RISKS RELATED TO OUR COMPANY

We are not YET profitable and may never be profitable.

Since inception through December 31, 2014, Sports Field has raised approximately $5,000,000 in capital. During this same period, we have recorded net accumulated losses totaling $6,931,361. As of December 31, 2014, we had working capital of $242,668. Our net losses for the two most recent fiscal years ended December 31, 2014 and 2013 have been $3,832,856 and $2,886,807, respectively. Our ability to achieve profitability depends upon many factors, including the ability to develop and commercialize products. There can be no assurance that we will ever achieve profitable operations.

We have received a going concern opinion from our auditors.

As reflected in the financial statements, the Company has a cash balance of $523,492 and working capital of $242,668. Furthermore, the Company had a net loss and net cash used in operations of $3,832,856 and $2,971,653, respectively, for the year ended December 31, 2014 and an accumulated deficit totaling $6,931,361. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

We have a limited operating history.

We have been in existence for approximately four years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to cease operations.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to complete projects in the future. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS, RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations and eventually, begin to manufacture our principal product ourselves. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives, while at the same time, keep a close eye on any and all expanding opportunities.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the U.S. Securities and Exchange Commission (the “SEC”). We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE CANNOT BE CERTAIN THAT ANY PATENTS WILL BE ISSUED WITH RESPECT TO OUR CURRENT OR POTENTIAL PATENT APPLICATIONS.

As of the date hereof, we have filed two patent applications. We do not know whether any of our patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. Some of our technology may not covered by any patent or patent application.

WE HAVE NOT REGISTERED OUR TRADEMARKS AND THUS MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT OR HAVE DIFFICULTY PREVENTING OTHERS FROM USING OUR MARKS.

We have not obtained federal registration of any of the trademarks we use in our business, or our name or logo. Currently, we are asserting common law protection by holding the certain marks out to the public as the property of Sports Field. However, no assurance can be given that this common low assertion will be effective to prevent others from using the marks concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

WE MAY SUFFER LOSSES IF OUR REPUTATION IS HARMED.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of Jeromy Olson, our Chief Executive Officer.. Though no individual is indispensable, the loss of the services of Mr. Olson could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the life of Mr. Olson.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities on a quarterly basis.

RISKS RELATED TO OUR COMMON STOCK

OUR SHARES OF COMMON STOCK HAVE LIMITED TRADING AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE

Our shares of common stock have limited trading in the market. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

WE MAY BE SUBJECT TO PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270,000,000 shares of capital stock consisting of 250,000,000 shares of common stock, par value $0.00001 and 20,000,000 shares of blank check preferred stock, par value $0.00001.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, shareholders will only realize an economic gain on their investment in our common stock if the price appreciates. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 4320 Winfield Road, Suite 200, Warrenville, IL 60555, additionally we have a second office at 176 East Main Street, Suite 7, Westborough, MA 01581, these offices total 2,000 sq. ft. of office space rented at a rate of $2,915. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

Other than as mentioned above, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of Common Stock are quoted on the OTCQB under the symbol “SFHI.” The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security is not listed or traded on a national securities exchange.

The following table sets forth the high and low bid price for our common stock for each quarter during the 2014 fiscal year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2014:
Third Quarter (July 1 – September 30)	$1.50	$1.50
Fourth Quarter (October 1 – December 31)	$1.50	$1.50

 *The Company did not begin trading until the Third Quarter of 2014.

(b) Holders of Common Equity

As of April 15, 2015, there were 139 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding options to purchase our securities. However we intend to implement a 2015 Employee Stock Option Incentive Plan during the 2015 fiscal year.

Option Plan

We currently do not have a Stock Option Plan, however, we intend to implement a 2015 Employee Stock Option Incentive Plan during the 2015 fiscal year. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K and other reports filed by Sports Field Holdings, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Business Overview

Sports Field Holdings, Inc. is a product development, engineering, manufacturing and construction company that designs and builds athletic facilities, as well as supplies its own proprietary high - end synthetic turf products to the sports industry.

According to the Synthetic Turf Council, in 2012, over 1000 new synthetic turf athletic fields were installed. We believe synthetic turf fields have become the field of choice for public and private schools, municipal parks and recreation departments, non-profit and for profit sports venue businesses, residential and commercial landscaping and golf related venues due to the spiraling costs associated with maintaining natural grass athletic fields and the demand for increased playing time, durability of the playing surface and the ability to play on that surface in any weather conditions.

As synthetic turf athletic fields and synthetic turf have truly become the viable alternative to natural grass fields, there are a number of technical issues that have arisen through the evolution of the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf.

Since its inception in 2011 through the present, Sports Field has completed a total of 23 contracts. These contracts encompass a variety of projects from the engineer, design and build of entire football stadiums such as Sacred Heart Griffin High School, in Springfield, Illinois, to the installation of a specialized lacrosse field at Fairfield University, in Fairfield, Connecticut. We have also designed, engineered and installed baseball stadiums, soccer fields, indoor soccer facilities, softball fields for private sports venues, public and private high schools and public and private universities.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014	December 31, 2013
Revenue	$1,228,188	$1,260,391
Gross profit (loss)	$(488,323)	$142,187
Operating expenses	$3,303,136	$2,883,817
Loss from operations	$3,791,459	$2,741,630
Other expenses	$41,397	$145,177
Net loss	$3,832,856	$2,886,807
Loss per common share – basic and diluted	$0.29	$0.32

Revenue

Revenue was $1,228,188 for the year ended December 31, 2014, as compared to $1,260,391 for the year ended December 31, 2013, a decrease of $32,203. An increase in the size of the contracts during the year ended December 31, 2014 as compared to prior year was offset by a decrease in the number of contracts during the year ended December 31, 2014 as compared to prior year.

Gross Profit (Loss)

Gross profit (loss) decreased from a gross profit of $142,187 during the year ended December 31, 2013, to a gross loss of $(488,323) during the year ended December 31, 2014 due to two completed jobs and one job in progress during the year ended December 31, 2014 that have incurred more labor costs and shipping costs than originally estimated. Consequently, the Company incurred losses on the completed jobs and has an estimated loss on the one job in progress. In addition, in 2014, the Company accepted jobs at discounted pricing in order to gain new product presence in the marketplace.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $3,303,136 as compared to $2,883,817 for the year ended December 31, 2013, an increase of $419,319. The increase is attributable to the increase in professional fees in relation to the Company going public and keeping current with its public filings. In addition, the Company invested resources into a professional sales team in March 2014 in an effort to increase future revenues. The aforementioned increases were partially offset by a decrease in stock-based compensation from $1,263,000 for the year ended December 31, 2013 as compared to $1,010,000 for the year ended December 31, 2014.

As predicted, operating expenses for 2014 were accelerated due to the acquisition of a professional sales team.  Given the average lead time for sales of nine months, the revenues from sales were not adequate to offset these increased operating costs.  These revenues will not be realized until the first quarter of 2015.

Other Expenses

Other expenses for the year ended December 31, 2014 were $41,397, as compared to $145,177 for the year ended December 31, 2013. The decrease is attributable to the conversion of all of the Company’s promissory notes into common stock in January 2014 and the transfer of most of the Company’s financed equipment to Jeremy Strawn as per the Separation Agreement in May 2014.

Net Loss

The net loss for the year ended December 31, 2014 was $3,832,856, or a basic and diluted loss per share of $0.29, as compared to a net loss of $2,886,807, or basic and diluted loss per share of $0.32, for the year ended December 31, 2013. The net losses incurred for the years ended December 31, 2014 and 2013 were attributable to the costs of the Company going public, the development of infrastructure within the Company, the completion of several jobs at discounted rates in order to gain new product presence in the marketplace and the cost incurred for restructuring and the hiring of a new management team.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014, compared to December 31, 2013:

	December 31, 2014	December 31, 2013	Increase/ (Decrease)
Current Assets	$657,587	$109,806	$547,781
Current Liabilities	$414,919	$1,740,381	$(1,325,462)
Working Capital (Deficit)	$242,668	$(1,630,575)	$1,873,243

At December 31, 2014, we had working capital of $242,668, as compared to a working capital deficit of $(1,630,575), at December 31, 2013, an increase of $1,873,243. The increase is primarily attributable to the approximate $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital in 2014 and was partially offset by professional fees and other costs associated with the Company going public and keeping current with its public filings and continued operating losses in 2014.

Net Cash

Net cash used in operating activities for the year ended December 31, 2014 and 2013 was $2,971,653 and $353,228, respectively. The increase in the net cash used for operating activities was attributable to the increase in the net loss for the year ended December 31, 2014 of $3,832,856 as compared to the net loss for the year ended December 31, 2013 of $2,886,807 and the use of some of the proceeds received during the private placement of common stock through Spartan Capital to become current with its accounts payable.

Net cash used in investing activities during the year ended December 31, 2014 was $419,944 compared to $282,154 for the 2013 comparable period. The increase in cash used in investing activities was attributable to the cost of the going public process, which was partially mitigated by increased capital purchases in the prior year.

Financings

Net cash provided by financing activities for the year ended December 31, 2014 and 2013 was $3,914,614 and $635,857, respectively. During the year ended December 31, 2014, the Company received approximately $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital and repaid $391,183 in promissory notes. During the year ended December 31, 2013, the Company received $650,000 through the issuance of convertible promissory notes.

Going Concern

As reflected in the accompanying financial statements, the Company has a cash balance of $523,492 and working capital of $242,668. Furthermore, the Company had a net loss and net cash used in operations of $3,832,856 and $2,971,653, respectively, for the year ended December 31, 2014 and an accumulated deficit totaling $6,931,361. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, the Company had no off-balance sheet arrangements.

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-18 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2014.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2015:

Name	Age	Position	Officer and/or Director Since

Jeromy Olson	45	Chairman, Chief Executive Officer and Director	2014

Tracy Burzycki	45	Director	2015

Jeromy Olson, Chief Executive Officer, Chairman, Director

Mr. Jeromy Olson, age 45, combines over 19 years in senior management as well sales and sales training. Mr. Olson is currently an owner of NexPhase Global, a sales management and consulting firm that he founded in 2013. From 2012 to 2013, Mr. Olson was Vice President of Sales and Marketing for Precision Plating Inc., a company involved in precious metal fabrication. From 2007 to 2012, Mr. Olson was Area Sales Manager for Beckman Coulter, a Clinical Diagnostic company that focused on hospital laboratory equipment manufacturing.

Mr. Olson has an undergraduate degree from Northern Illinois University.

The Board believes that Mr. Olson's extensive experience in management, talent acquisition and development, sales strategy and implementation and market analysis will be critical in supporting the Company's growth plans. Additionally, the Board believes that Mr. Olson’s combination of financial reporting, predictive modeling and complex forecasting experience will be of great value to the Company as it continues to grow.

Tracey Burzycki, Director

Ms. Tracy Burzycki, age 45, brings over 14 years of experience in sales management, strategic planning, market evaluation and market penetration, following an eight-year career as a scientist.   From 2000 through the present, Ms. Burzycki has held various positions with Beckman Coulter, a company that develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing, where she has been the Director, National Sales and Global Accounts from July 2011 through December 2014 and is currently the Director, Americas Sales-Life Sciences.

She has an undergraduate degree from the University of Connecticut and an MBA from Columbia University – Columbia Business School.

The Board believes that Ms. Burzycki’s extensive experience in sales management, strategic planning, market evaluation and market penetration will enable the Company to accelerate its growth in several key areas.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of two members: Mr. Jeromy Olson and Ms. Burzycki. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Ms. Burzycki is qualified as independent and that she has no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

The Company does not currently have standing nominating, audit or compensation committees, but we intend to implement an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2015.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

Code of Ethics

The Company does not currently maintain a Code of Ethics but plans to adopt one in the near future.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, 2013.

Name and Principal Position	Year(6)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeromy Olson	2014	$37,000	0	280,000	0	0	0	0	$317,000
Chief Executive Officer(1)	2013	$0	0	0	0	0	0	0	$0

Joseph DiGeronimo	2014	$90,000	0	0	0	0	0	0	$90,000
Former Chief Executive Officer(2)	2013	$70,000	0	0	0	0	0	0	$70,000

Jeremy Strawn	2014	$17,120	0	0	0	0	0	0	$17,120
Former President(3)	2013	$65,799	0	0	0	0	0	0	$65,799

William Michaels	2014	$4,000	0	0	0	0	0	0	$4,000
Former Chief Operating Officer(4)	2013	$65,799	0	0	0	0	0	0	$65,799

Daniel Dalusie	2014	$88,000	0	0	0	0	0	0	$88,000
Former Director of Product Development(5)	2013	$12,000	0	0	0	0	0	0	$12,000

Mark Driver Former	2014	$0	0	0	0	0	0	0	$0
Chief Executive Officer(6)	2013	$65,799	0	0	0	0	0	0	$65,799

1.

Mr. Olson was appointed Chief Executive Officer of the Company on September 18, 2014. NexPhase Global, a consulting firm owned in part by Mr. Olson, invoices the Company $20,000 per month, $10,000 of which pertains to consulting services, and the other $10,000 pertains to Mr. Olson’s services as the Chief Executive Officer of the Company

2.	Mr. DiGeronimo resigned as the Company’s Chief Executive Officer and director on September 18, 2014. Prior to that date, Mr. DiGeronimo was a consultant to the Company and wages reflected in the table represent compensation for such consulting services.
3.	On May 22, 2014, Mr. Jeremy Strawn resigned from his positions as President and director of the Company. On May 22, 2014, the Company entered into a separation agreement and release (the “Strawn Agreement”) with Mr. Strawn to formalize the terms and conditions of Mr. Strawn’s resignation.
4.	On May 12, 2014, Mr. William Michaels’ employment with the Company was terminated.
5.	On January 12, 2014, Mr. Daniel Daluises’ employment with the Company was terminated.
6.	On August 22, 2013, Mr. Mark L. Driver, resigned from his position as the Company’s Chief Executive Officer and Director. On September 29, 2013, the Company entered into a settlement, severance and release agreement (the “Driver Agreement”) with Mr. Driver to formalize the terms and conditions of Mr. Driver’s resignation.

Employment Agreements

Jeromy Olson, Chief Executive Officer

On September 18, 2014, Sports Field Holdings, Inc. (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Mr. Jeromy Olson pursuant to which Mr. Olson will serve as the Company’s Chief Executive Officer, effective September 19, 2014. Under the terms of the Employment Agreement, Mr. Olson shall have such duties, responsibilities and authority as are commensurate and consistent with the position of Chief Executive Officer of a public company. The term of the Employment Agreement is for forty months (the “Initial Term”), provided however, that in the event that neither party has provided the other party with written notice by the date that is sixty days prior to the last day of the Initial Term or, if applicable, the Renewal Term (as hereinafter defined), of such party’s intent that the Employment Agreement terminate immediately upon expiration of such term, then the Employment Agreement shall be extended for subsequent six-month terms (each a “Renewal Term”).

The Company shall pay Mr. Olson a salary at a rate of Ten Thousand and 00/100 Dollars ($10,000) per month and, upon (i) the Company’s achieving revenues of at least $6,000,000 (subject to applicable operating margin requirements) or (ii) the Company completing an equity financing of at least $1,500,000, the salary will increase to $13,000 per month. Further, upon the Company’s achieving revenues of at least $15,000,000 (subject to applicable operating margin requirements) such base salary will increase to $16,000 per month. In addition, Mr. Olson will be eligible to earn an annual bonus (the “Bonus”) equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined below) of between $1.00 and $1,000,000, the Mr. Olson shall receive a cash bonus of 15.0% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Olson shall receive an additional cash bonus of 10.0% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Olson shall receive an additional cash bonus of 5.0% of such annual Adjusted EBITDA which exceeds $2,000,000. “Adjusted EBITDA” shall mean earnings before interest, taxes, depreciation and amortization, the components of which shall be calculated in accordance with generally accepted accounting principles and as such components traditionally appear on the Company’s audited financial statements, excluding any and all expenses associated with (i) any share-based payment; (ii) any gain or loss related to derivative instruments; and (iii) any other non-cash expenses reasonably approved by the Board of Directors of the Company (the “Board”).

As further inducement for Mr. Olson to enter into the Employment Agreement, the Company shall issue Mr. Olson (i) 250,000 shares of common stock of the Company, par value $0.00001 per share (the “Common Stock”) upon the execution of the Employment Agreement; (ii) an additional 250,000 shares of Common Stock on January 1, 2016, provided the Employment Agreement has not been terminated; (iii) qualified options to purchase 100,000 shares of Common Stock at $1.50 per share, which shall vest on December 31, 2015, under the employee qualified incentive option plan that will be established by the Company (the “Plan”), (iv) qualified options to purchase 100,000 shares of Common Stock at $1.75 per share, which shall vest on December 31, 2016, pursuant to the Plan and (v) qualified options to purchase 100,000 shares of Common Stock at $2.50 per share, which shall vest on December 31, 2017, pursuant to the Plan.

Pursuant to the merger clause set forth in Section 13(a) of the Employment Agreement, all prior agreements between Mr. Olson and the Company, including that certain Consulting Agreement dated August 29, 2014, are superseded by the Employment Agreement and are of no further effect.

Outstanding Equity Awards at Fiscal Year-End 2014

The Company had no outstanding equity awards at the end of the most recent completed fiscal year, but the Company intends to implement a 2015 Employee Stock Option Incentive Plan during the 2015 fiscal year.

Director Compensation

During fiscal year 2014 directors were not paid for the service on the Company’s Board.

Director Compensation for Fiscal 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeromy Olson	—	—	—	—	—	—	—

Tracy Burzycki(1)	—	—	—	—	—	—	—

(1)  Tracy Burzycki was appointed as a director on January 29, 2015.

Director Agreement

On January 29, 2015, Sports Field Holdings, Inc. (the “Company”) entered into a director agreement (“Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board of Directors of the Company (the “Board”) effective January 29, 2015 (the “Effective Date”). The Director Agreement may, at the option of the Board, be automatically renewed on such date that Ms. Burzycki is re-elected to the Board. Pursuant to the Director Agreement, Ms. Burzycki is to be paid a stipend of one thousand dollars ($1,000) per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki shall receive warrants (the “Warrants”) to purchase two hundred thousand (200,000) shares of the Company’s common stock.  The exercise price of the Warrants shall be one dollar ($1.00) per share. The Warrants shall vest in equal amounts over a period of two (2) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 15, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 15, 2015. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Sports Field Holdings, Inc., at 4320 Winfield Road, Suite 200, Warrenville, IL 60555.

Name and Address of Beneficial	Outstanding Common Stock	Percentage of Ownership of Common Stock
5% Beneficial Shareholders

Officers and Directors
Jeromy Olson	280,000	2.07%
Tracy Burzycki(1)	25,000	* %

Officers and Directors as a Group (2 persons)	305,000	3%

* denotes less than 1%

 1. Represents 25,000 vested warrants with an exercise price of $1.00 per share.

DESCRIPTION OF SECURITIES

In the discussion that follows, we have summarized selected provisions of our certificate of incorporation, bylaws and the Nevada General Corporation Law relating to our capital stock. This summary is not complete. This discussion is subject to the relevant provisions of Nevada law and is qualified by reference to our certificate of incorporation and our bylaws. You should read the provisions of our certificate of incorporation and our bylaws as currently in effect for provisions that may be important to you.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are blank check preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Preferred Stock

The Company authorized to issue 20,000,000 shares of blank check preferred stock, $0.00001 par value per share. Currently we have no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. We currently have 13,555,275 shares of common stock issued and outstanding.

Each share of common stock shall have one (1) vote per share for all purpose. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

As of April 15, 2015, there are 525,000 outstanding warrants to purchase our common shares. The warrants are exercisable for a term of five years with an exercise price of $1.00.

Options

There are no outstanding options to purchase our securities.

Market for our Securities

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB under the symbol “SFHI”.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Anti-Takeover Provisions

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board may, without action of our stockholders, issue authorized but unissued shares of preferred stock. The existence of unissued preferred stock may enable the Board, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Item 13. Certain Relationships and Related Transactions.

Jeromy Olson, the CEO of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global, which provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $254,948 for the year ended December 31, 2014, of which $130,000 was stock based compensation for the year ended December 31, 2014.

Director Independence

The common stock of the Company is currently quoted on the OTCQB, quotation system which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

As of April 15, 2015, the Board determined that the following directors are independent under these standards:

Tracy Burzycki.

The Company does not currently have any committees but plans to establish an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2015.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Services	2014	2013
Audit Fees	$51,250	$40,000

Audit - Related Fees	-	-

Tax fees	$12,500	$-

All Other Fees	-	-

Total	$63,750	$40,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).

10.3	Director Agreement, dated January 29, 2015, between the Company and Tracy Burzycki (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: April 15, 2015	By:	/s/ Jeromy Olson
Name: Jeromy Olson
Title: Chief Executive Officer, Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeromy Olson	Chief Executive Officer, Principal Executive	April 15, 2015
Jeromy Olson	Officer, Chairman of the Board

/s/ Tracy Burzycki	Director	April 15, 2015
Tracy Burzycki

SPORTS FIELD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

SPORTS FIELD HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sports Field Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sports Field Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2014 and 2013. Sports Field Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Field Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operations of $3,832,856 and $2,971,653, respectively and has an accumulated deficit totaling $6,931,361. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 15, 2015

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$523,492	$475
Accounts receivable, net	-	14,874
Costs and estimated earnings in excess of billings	-	8,115
Inventory	131,455	65,942
Prepaid expenses and other current assets	2,640	20,400
Total current assets	657,587	109,806

Property, plant and equipment, net	114,102	366,604
Loans receivable, related party	-	56,385
Deposits	8,507	15,000

Total assets	$780,196	$547,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Cash overdraft	$-	$6,727
Accounts payable and accrued expenses	394,419	968,834
Billings in excess of costs and estimated earnings	20,500	39,843
Loans payable, related party	-	26,927
Promissory notes payable	-	650,000
Notes payable, short term portion	-	48,050
Total current liabilities	414,919	1,740,381

Notes payable, long term portion	-	165,721
Total liabilities	414,919	1,906,102

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,545,275 and 8,885,000 issued and outstanding as of December 31, 2014 and 2013, respectively	135	89
Additional paid in capital	7,301,003	1,744,609
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(6,931,361)	(3,098,505)
Total stockholders' equity (deficit)	365,277	(1,358,307)

Total liabilities and stockholders' equity (deficit)	$780,196	$547,795

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenue
Contract revenue	$1,228,188	$1,260,391
Total revenue	1,228,188	1,260,391

Cost of sales
Contract cost of sales	1,716,511	1,118,204
Total cost of sales	1,716,511	1,118,204

Gross profit (loss)	(488,323)	142,187

Operating expenses
Selling, general and administrative	3,007,510	2,599,336
Depreciation	67,212	77,341
Separation expense	228,414	207,140
Total operating expenses	3,303,136	2,883,817

Loss from operations	(3,791,459)	(2,741,630)

Other expense
Interest, net	(16,397)	(77,357)
Gain in trade in of property, plant and equipment	-	7,180
Forfeit on deposit of land	(25,000)	(75,000)

Net loss before income taxes	(3,832,856)	(2,886,807)

Provision for income taxes	-	-

Net loss	$(3,832,856)	$(2,886,807)

Net loss per common share, basic	$(0.29)	$(0.32)

Net loss per common share, diluted	$(0.29)	$(0.32)

Weighted average common shares outstanding, basic	13,194,055	9,000,134

Weighted average common shares outstanding, diluted	13,194,055	9,000,134

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2012	-	$-	7,475,000	$75	$131,150	$95,000	$(211,698)	$14,527
Shares issued for services	-	-	1,983,000	20	1,262,980	-	-	1,263,000
Capital contributed by shareholder	-	-	-	-	18,973	-	-	18,973
Cancellation of founders' shares	-	-	(2,079,000)	(21)	21	-	-	-
Settlement agreement	-	-	201,000	2	200,998	-	-	201,000
Proceeds from common stock subscriptions	-	-	-	-	-	31,000	-	31,000
Shares issued for common stock subscriptions	-	-	1,305,000	13	130,487	(130,500)	-	-
Net loss	-	-	-	-	-	-	(2,886,807)	(2,886,807)
Balance, December 31, 2013	-	$-	8,885,000	$89	$1,744,609	$(4,500)	$(3,098,505)	$(1,358,307)

Shares issued for services	-	-	1,010,000	9	1,009,991	-	-	1,010,000
Shares issued in an offering- net proceeds	-	-	5,000,000	50	4,304,323	-	-	4,304,373
Reverse merger fees	-	-	-	-	(365,000)	-	-	(365,000)
Additional shares resulting from the reverse merger	-	-	1,533,000	15	(15)	-	-	-
Cancellation of founders' shares	-	-	(3,742,200)	(37)	37	-	-	-
Separation Expense	-	-	192,100	2	192,098	-	-	192,100
Conversion of notes payable into common stock	-	-	667,375	7	333,681	-	-	333,688
Debt forgiveness of officer salaries	-	-	-	-	81,279	-	-	81,279
Net loss	-	-	-	-	-	-	(3,832,856)	(3,832,856)
Balance, December 31, 2014	-	$-	13,545,275	$135	$7,301,003	$(4,500)	$(6,931,361)	$365,277

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,832,856)	$(2,886,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,212	77,341
Forfeit on deposit of land option	25,000	75,000
Loss (Gain) on disposal of property, plant and equipment	31,547	(7,180)
Loss on settlement of related party loans receivable and payable	4,767	-
Common stock issued for services rendered	1,010,000	1,263,000
Common stock issued for settlement agreement	-	201,000
Common stock issued for employee separation	192,100	-
Changes in operating assets and liabilities:
Cash overdraft	(6,727)	(2,660)
Accounts receivable	14,874	218,670
Prepaid expenses	17,760	(11,650)
Inventory	(65,513)	(65,942)
Accounts payable	(418,265)	761,885
Costs and estimated earnings in excess of billings	8,115	24,115
Billings in excess of costs and estimated earnings	(19,343)	-
Increase in due from related party	(324)	-
Net cash used in operating activities	(2,971,653)	(353,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans issued	-	(56,385)
Acquisitions	(350,000)	-
Deposit on lease	(8,507)	-
Deposit on land option	(25,000)	(75,000)
Deposit on acquisition candidate	-	(15,000)
Purchase of equipment	(36,437)	(135,769)
Net cash used in investing activities	(419,944)	(282,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	-	650,000
Repayments of promissory notes	(391,183)	-
Proceeds from common stock subscriptions	4,304,373	31,000
Repayments of notes payable	(23,591)	(26,288)
Proceeds (repayments) of related party advances	25,015	(18,855)
Net cash provided by financing activities	3,914,614	635,857

Increase in cash	523,017	475
Cash, beginning of period	475	-

Cash, end of period	$523,492	$475

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,397	$77,357
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founder shares	$37	$2,079
Common stock issued for subscriptions	$-	$130,500
Shares added through acquisitions	$15	$-
Conversion of notes and accrued interest into common stock	$333,688	$-
Forgiveness of officer accrued salaries	$81,279	$-
Stock issuance costs paid in the form of warrants	$204,759	$-
Trade-in of property, plant and equipment	$-	$50,489
Property, plant and equipment given in separation agreement	190,180	-
Property, plant and equipment acquired under notes payable and contributed capital	$-	$56,430

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company, through its wholly owned subsidiaries, is a product development, engineering, manufacturing and construction company that designs, engineers and builds athletic facilities, as well as supplies its own proprietary technologically advanced, Patent pending synthetic turf products to the industry. The Company is headquartered at 4320 Winfield Road, Suite 200, Warrenville, IL 60555.

On May 13, 2014, The Board of Directors ratified the incorporation of Sports Field Engineering, Inc. and Athletic Construction Enterprises, Inc., which became subsidiaries of the Company.

On June 16, 2014, Anglesea Enterprises (“Anglesea”), Inc. a Nevada corporation , Anglesea Enterprises Acquisition Corp, a Nevada corporation and wholly owned subsidiary of Anglesea (“Merger Sub”), Sports Field Holdings, Inc. (“Sports Field”), Leslie Toups and Edward Mass Jr., as individuals (the “Majority Shareholders”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which Sports Field was merged with and into the Merger Sub, with Sports Field surviving as a wholly owned subsidiary of Anglesea (the “Merger”). The transaction (the “Closing”) took place on June 16, 2014 (the “Closing Date”). Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field in exchange for issuing Sports Field’s shareholders the same number of shares of Anglesea’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of Anglesea cancelled a total of 64,500,000 shares of the Anglesea’s common stock held by them (the “Cancellation”). In consideration of the cancellation of such common stock, Sports Field paid the Majority Shareholders an aggregate of $365,000 and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholders any and all assets and liabilities related to the Anglesea’s website development business within 30 days after the closing. As a result of the Merger and the Cancellation, the Sports Field Shareholders became the majority shareholders of the Company.

Upon completion of the Merger, on June 16, 2014, Anglesea merged with Sports Field in a shortform merger transaction (the “Short Form Merger”) under Nevada law. Upon completion of the Short Form Merger, Anglesea became the parent company of the Sports Field’s wholly owned subsidiaries, Sports Field Contractors LLC, Sports Field Engineering, Inc. and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Angelsea changed its name to Sports Field Holdings, Inc.

Our consolidated financial statements include the accounts of Sports Field Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Inventory

Inventory consists entirely of raw materials value at the lower of cost (first-in, first out) or market and consists of raw materials.

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

Income Taxes

The Company recognizes income on its construction contracts for income tax purposes using the cash basis method, whereas for financial statement purposes the Company uses the percentage-of-completion method. Under the cash basis method revenues are recognized when received rather than when earned, and costs are recognized when cash is disbursed rather than when the obligation is incurred.

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The differences relate primarily to net operating loss carryforward from date of acquisition and to the use of the cash basis of accounting for income tax purposes. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits.

Prior to the acquisition, Sports Field Contractors, LLC was a limited liability company. As a result, the Company’s income for federal and state income tax purposes was reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the predecessor Company.

Stock-Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non- forfeitable the measurement date is the date the award is issued.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of December 31, 2014 and 2013, the Company’s accounts receivable balance was $0 and $14,874, respectively, and the allowance for doubtful accounts is $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 10 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of December 31, 2014 and, 2013.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of December 31, 2014, the Company had 500,000 common stock equivalent shares outstanding, resulting from stock purchase warrants. As of December 31, 2013, the Company had 1,300,000 common stock equivalent shares outstanding, resulting from convertible debt.

Significant Customers

At December 31, 2014, the Company had no customers representing at least 10% of total accounts receivable.

At December 31, 2013, the Company had four customers representing 11%, 24%, 47% and 18% of the total accounts receivable balance.

For the twelve months ended December 31, 2014, the Company had two customers that represented 22% and 60% of the Company’s total revenues and for the twelve months ended December 31, 2013, the company had two customers that represented 46% and 25% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has cash balance of $523,492 and working capital of $242,668. Furthermore, the Company had a net loss and net cash used in operations of $3,832,856 and $2,971,653, respectively, for the year ended December 31, 2014 and an accumulated deficit totaling $6,931,361. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

The following is a summary of costs, billings, and estimated earnings on contracts in process as December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Costs incurred on contracts in progress	$927,601	$558,092
Estimated earnings (losses)	(207,601)	57,688
	720,000	615,780
Less billings to date	(740,500)	(647,508)
	$(20,500)	$(31,728)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Costs and estimated earnings in excess of billings	$-	$8,115
Billings in excess of costs and estimated earnings	(20,500)	(39,843)
	$(20,500)	$(31,728)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2014	December 31, 2013
Vehicles	$-	$214,560
Furniture and equipment	144,501	220,063
Total	144,501	434,623
Less: accumulated depreciation	(30,399)	(68,019)
	$114,102	$366,604

Depreciation expense for the years ended December 31, 2014 and 2013 was $67,212 and $77,341, respectively.

In May 2014, the Company and its former President, Jeremy Strawn entered into a mutual separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company assigned title and ownership of various equipment held by the Company to Mr. Strawn. As a result, the Company recorded a disposal of property plant and equipment having a net book value of $221,727 and a termination of loans on the equipment totaling $190,180, resulting in a loss on disposal of property, plant and equipment of $31,547, which was recorded as a component of Separation Expense in the Consolidated Statement of Operations.

NOTE 6 – DEPOSITS

Deposits at December 31, 2013 were comprised of a $15,000 deposit on an acquisition candidate. On June 16, 2014, the Company closed on its acquisition of Anglesea via a reverse triangular merger and paid the majority shareholders of Anglesea $350,000 in addition to the $15,000 deposit.

In May 2013, the Company entered into a contract to purchase property in Springfield, Illinois. The purchase price was $1,050,000, and was payable in several installments. The Company paid the first four installments totaling $100,000. Prior to the closing date, a dispute arose that could not be remedied. The seller terminated the contract and the Company temporarily forfeited a total of $100,000 in payments made under the contract. During the year ended December 31, 2014, the forfeitures totaled $25,000 and is classified as forfeit on deposit of land in the Consolidated Statement of Operations. See Note 14 for litigation that resulted from the dispute.

Deposits at December 31, 2014 were comprised of a $6,417 security deposit on a Massachusetts office lease and a $2,090 security deposit on an Illinois office lease (See Note 14).

NOTE 7 – PROMISSORY NOTES PAYABLE

During the year ended December 31, 2013, the Company issued an aggregate of $650,000 convertible promissory notes due six months from the issuance date, subsequently extended to January 31, 2014, with 15% per annum interest commencing on the date the Company receives funding, as defined. The convertible promissory notes were convertible into the Company’s common stock at $0.50 per share on or after the funding date, as defined. Accrued interest at December 31, 2013 was $66,523.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

As of January 31, 2014, the Company owed $650,000 in principal and $74,871 in accrued interest. On this date, the Company repaid in cash $391,183 on outstanding principal and converted the remaining principal of $258,817 and accrued interest of $74,871 into 667,375 shares of common stock. There are no convertible promissory notes outstanding as of December 31, 2014.

NOTE 8 – NOTES PAYABLE

As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, loans on the equipment totaling $190,180 were assumed by Mr. Strawn.

On August 28, 2013, the Company entered into a note agreement to fund a fixed asset purchase. The note matures on August 28, 2018, and bears interest at 0.83% per annum with monthly payments of $1,396. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was assumed by Mr. Strawn.

On September 13, 2013, the Company entered into a note agreement to fund the purchase of a vehicle. The note matures on September 13, 2015 and bears interest at 5.09% per annum with monthly payments of $709. As mentioned in Note 5, as a result of the Separation Agreement reached between the Company and Mr. Strawn, this loan was assumed by Mr. Strawn.

On December 3, 2013, the Company traded in one of the two fixed assets purchased in December of 2012 for a new fixed asset. The note on the new fixed assets matures on December 3, 2017 and bears interest at 0% per annual with monthly payments of $1,361. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was assumed by Mr. Strawn.

In December of 2012, the Company entered into two note agreements to fund fixed asset purchases. The notes mature on December 20, 2017 and bear interest at .84% and 0% per annum, respectively; with aggregate monthly payments of $2,046. The Company has imputed an interest rate of 3% on the loans. As mentioned in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, this loan was assumed by Mr. Strawn.

NOTE 9- STOCKHOLDERS EQUITY (DEFICIT)

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

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2014 and 2013, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of December 31, 2014 and December 31, 2013, the Company has 13,545,275 and 8,885,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2013, the Company issued 1,983,000 shares of its common stock for services rendered. The common stock was valued at $0.10 per share at the time of the issuance for 800,000 shares and the common stock was valued at $1.00 per share at the time of issuance for the other 1,183,000 shares.

During the year ended December 31, 2013, the Company issued 1,305,000 shares of its common stock for common stock subscriptions received at $0.10 per share.

During the year ended December 31, 2013, 201,000 shares of common stock were issued as part of a settlement agreement. The common stock was valued at $1.00 per share.

During the year ended December 31, 2013, 2,079,000 shares of common stock form from one of the founding members of the Company were cancelled.

As discussed in Note 7, the holders of the promissory notes converted outstanding principal and accrued interest into 667,375 shares of common stock.

During the year ended December 31, 2014, 760,000 shares of common stock valued at $760,000 were issued for professional services provided to the Company.

As discussed in Note 14, Jeromy Olson was issued 250,000 shares of common stock valued at $250,000 upon execution of his employment agreement with the company as Chief Executive Officer.

During the year ended December 31, 2014, the Company sold 5,000,000 shares of common stock to investors in exchange for $5,000,000 in gross proceeds in connection with the private placement of the Company’s stock.

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

In valuing the warrants issued, the Company used the following assumptions:

●	The stock price was based upon the issuance price the in private placement, or $1.00 per share.

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate had a range of 1.49%-1.64%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore, the expected dividend rate was $0.

●	The warrant term is the life of the warrant, which was five years.

●	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used was 45%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested warrants, which was 0%.

On May 13, 2014, 90% of William Michaels’ shares of common stock, or 1,871,100 shares of common stock, were cancelled as a result of his employment termination.

On May 22, 2014, 90% of Mr. Strawn’s shares of common stock, or 1,871,100 shares of common stock, were cancelled as a result of his employment termination.

On May 22, 2014 Mr. Strawn received 192,100 shares of common stock valued at $192,100, which was recorded as a component of Separation expense in the Consolidated Statement of Operations.

On June 16, 2014, as a result of the reverse merger with Anglesea, 64,500,000 of Anglesea’s shares were cancelled.

On September 18, 2014, 250,000 common shares valued at $250,000 were issued to Jeromy Olson when he entered into an employment agreement to serve as the Company’s Chief Executive Officer (“CEO”). As discussed in Note 14, Mr. Olson will also be issued stock options after the Company adopts a formal option plan that is approved by the Board of Directors.

Warrants

The following is a summary of the Company’s warrant activity during the years ended December 31, 2013 and 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2013	-	$-
Granted	500,000	1.00	4.09
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2014	500,000	$1.00	4.09
Exercisable – December 31, 2014	500,000	$1.00	4.09

At December 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net losses are divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net income (loss) per common share is calculated to give effect of any common stock equivalents, such as stock options, warrants or convertible debt. For the year ended December 31, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net loss per share calculation because they were anti-dilutive. For the year ended December 31, 2013, 1,300,000 potentially outstanding shares of common stock from embedded conversion features in the promissory notes were excluded from the diluted net loss per share calculation as they were anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had advanced funds to the Company’s officers and stockholders of a company under common control for travel related and working capital purposes. The loans are due on demand and bear no interest. As of December 31, 2014 and 2013, there were $0 and $56,385 in advances receivable, respectively, and were reported as Loans receivable, related party on the Consolidated Balance Sheet.

The Company utilized All Synthetics Group, a company under the control of Jeremy Strawn, one of the Company’s former officers and directors, to acquire products and services where vendor purchase lines had been previously established.. For the years ended December 31, 2014 and 2013, the Company purchased an aggregate of $25,015 and $27,818, respectively, through All Synthetics Group. As of December 31, 2014 and 2013, the Company had $0 and $26,927 in advances payable, respectively, and were reported as Loans payable, related party on the Consolidated Balance Sheet.

Pursuant to the Separation Agreement, all related party loans receivable and payable involving Mr. Strawn were cancelled. As a result, the Company recorded a loss on the settlement of related party loans receivable and payable of $4,767, which was recorded as a component of Separation expense in the Consolidated Statement of Operations.

Sports Field Contractors LLC, a subsidiary of the Company, is a grantor under a commercial security agreement issued in favor of Illini Bank, as lender, by The AllSynthetic Group, Inc., as borrower, on November 26, 2012, in connection with a loan made by Illini Bank to The AllSynthetic Group, Inc. in the amount of $249,314 (the “Illini Loan”).  Jeremy Strawn, a former officer of the Company, executed the Illini Loan on behalf of The AllSynthetic Group, Inc. in his capacity as such company’s President/CEO.  The Illini Loan appears to have matured on November 26, 2013 and appears to currently be in default.  The Illini Loan is collateralized by all of the assets of Sports Field Contractors LLC; however, because Sports Field Contractors LLC is an inactive subsidiary of the Company and had no assets at December 31, 2014, the Company believes that it does not have any financial exposure in connection with the Illini Loan.

During 2014, four of the Company’s officers agreed to forgive the accrued salaries due to them. The total accrued salaries that were forgiven by the officers totaled $81,279 and was accounted for as an adjustment to Additional paid in capital.

Jeromy Olson, the CEO of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global, that provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $254,948 for the year ended December 31, 2014, of which $130,000 was stock based compensation for the year ended December 31, 2014.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 825-10 “Financial Instruments.” For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2011. The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

There were no items required to be measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2014 and 2013.

NOTE 13 – EMPLOYEE SEPARATIONS

On May 13, 2014, the employment of William Michaels, the former Chief Operating Officer, was terminated for cause.  Pursuant to Mr. Michaels’ employment agreement (the “Employment Agreement”), upon termination for cause, Mr. Michaels must return 90% of his shares, or 1,871,100 shares of common stock, to the Company.  As of the date the financial statements were issued, Mr. Michaels has failed to return the physical share certificate (the “Certificate”) representing the shares in question and the Company was forced to commence legal action against him in NJ Superior Court, Middlesex County in an effort to enforce the terms of his the Employment Agreement. As of December 31, 2014, the Company has accounted for the 1,871,100 common shares as canceled in the Consolidated Balance Sheet.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In March 2014, the Company reached an agreement with a consulting firm owned by the CEO of the Company to provide non-exclusive sales services. The consulting firm will receive between 3.5% and 5% commissions on sales referred to the Company. In addition, the consulting firm will receive a monthly fee of $6,000, 50,000 shares of common stock upon execution of the agreement, and 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The agreement is for 18 months, and is renewable for successive 18 month terms. On December 10, 2014, the consulting agreement was amended. The monthly fee was increased to $10,000 per month retroactive to September 1, 2014 and 50,000 additional shares of common stock were issued. In addition, the consulting firm will be issued qualified stock options as follows:

●	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015

●	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016

●	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

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

Employment Agreements

In September 2014, Jeromy Olson entered into a 40 month employment agreement to serve in the capacity of CEO, with subsequent one year renewal periods. The CEO will receive a monthly salary of $10,000 that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $6,000,000 and an operating margin of at least 15% or the Company completing an equity financing of at least $1,500,000, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. The agreement provides for cash bonuses of 15% of the annual Adjusted EBITDA between $1 and $1,000,000, 10% of the annual Adjusted EBITDA between $1,000,001 and $2,000,000 and 5% of the annual Adjusted EBITDA greater than $2,000,000. For purposes of the agreement, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less share based payments, gains or losses on derivative instruments and other non-cash items approved by the Board of Directors. The CEO was issued 250,000 shares of common stock on the date of the agreement and will receive 250,000 shares of common stock on January 1, 2016 provided the agreement is still in effect. Lastly, the CEO will be issued qualified stock options as follows:

●	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015

●	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016

●	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

The options will be issued after the Company adopts a formal option plan that is approved by the Board of Directors.

Placement Agent and Finders Agreements

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective November 20, 2013 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $5 million of the Company’s equity securities (the “Securities”) and a reverse merger.

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

Along with the above fees, the Company shall pay (i) a $10,000 engagement fees upon execution of the agreement, (ii) 3% of the gross proceeds raised for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company and (iii) a monthly fee of $10,000 for 24 months contingent upon Spartan successfully raising $3.5 million under the Financing.

Litigation

On May 5, 2014, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (“the Court”). Sallenger Incorporated, as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The matter was settled on December 18, 2014. The Company agreed to pay Sallenger a total of $210,000, with $50,000 upfront and $16,000 per month for ten months thereafter. As of December 31, 2014, the Company paid Sallenger $66,000 and the remaining $144,000 owed is a component of Accounts payable in the Consolidated Balance Sheet.

Operating Leases

On April 1, 2014, the Company entered into a new lease agreement for its office space in Massachusetts. The lease commenced on that date and expires on March 31, 2017. The lease has minimum monthly payments of $2,115, $2,151 and $2,188 for year one, two and three, respectively. The Company was required to pay a security deposit to the lessor totaling $6,417. Deferred rent at December 31, 2014 was immaterial.

On December 8, 2014, the Company entered into a new lease agreement for its office space in Illinois. The lease commenced on that date and expires on December 31, 2015. The lease has minimum monthly payments of $943 for the first partial month and then $1,045 thereafter. The rents for the first, fourth, seventh and tenth months of 2015 are free. The lease automatically renews for periods of 12 months unless three months notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at December 31, 2014 was immaterial.

Rent expense was $28,951 and $23,464 for the years ended December 31, 2014 and 2013, respectively.

Future minimum payments of the Company’s leases are as follows:

2015	34,063
2016	26,141
2017	6,563
$66,767

NOTE 14 - INCOME TAXES

For the periods from inception, July 7, 2011 through the date of acquisition of September 7, 2012, the Company reported its income under Sports Field Contractors, LLC, a limited liability company. As a result, the Company’s income for federal and state income tax purposes were reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the predecessor Company through the date of acquisition.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2014, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

Components of deferred tax assets are as follows:

	December 31,
	2014	2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,829,659	$678,921
Depreciation	(14,618)	(33,813)
Less valuation allowance	(1,815,041)	(645,108)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2014	2013
U.S. statutory federal tax rate	(34.0)%	(34.0)%

State income taxes, net of federal tax benefit	(4.3)%	(3.1)%

Shares issued for services	9.0%	14.9%

Shares issued in a settlement agreement	0.0%	2.4%

Shares issued in a separation agreement	1.7%	0.0%

Other permanent differences	(2.9)%	(1.5)%

Change in valuation allowance	30.5%	21.4%

Effective income tax rate	0.0%	0.0%

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date.

The Company has available at December 31, 2014 unused federal and state net operating loss carry forwards totaling approximately $4,206,000 that may be applied against future taxable income that expire through 2023. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax asset. The valuation allowance increased approximately $1,166,000 and $619,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On January 29, 2015, the “Company entered into a director agreement (“Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board of Directors of the Company (the “Board”) effective January 29, 2015 (the “Effective Date”). The Director Agreement may, at the option of the Board, be automatically renewed on such date that Ms. Burzycki is re-elected to the Board. Pursuant to the Director Agreement, Ms. Burzycki is to be paid a stipend of $1,000 per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki shall receive warrants to purchase 200,000 shares of the Company’s common stock. The exercise price of the warrants shall be $1.00 per share. The Warrants shall vest in equal amounts over a period of two years at the rate of 25,000 shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

