Form 10-Q
period 2015-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2015-05-15
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 14, 2015, there were 13,555,275 shares outstanding of the registrant’s common stock.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.

Condensed consolidated balance sheets as of March 31, 2015 (unaudited) and December 31, 2014	4

Condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (unaudited)	5

Condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (unaudited)	6

Notes to consolidated financial statements	7 - 13

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$475,295	$523,492
Costs and estimated earnings in excess of billings	276,313	-
Inventory	131,455	131,455
Prepaid expenses and other current assets	44,760	2,640
Total current assets	927,823	657,587

Property, plant and equipment, net	106,876	114,102
Deposits	8,507	8,507

Total assets	$1,043,206	$780,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$593,067	$394,419
Billings in excess of costs and estimated earnings	393,689	20,500
Total liabilities	986,756	414,919

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,555,275 and 13,545,275 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	136	135
Additional paid in capital	7,321,886	7,301,003
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(7,621,072)	(6,931,361)
Total stockholders' equity	56,450	365,277

Total liabilities and stockholders' equity	$1,043,206	$780,196

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Contract revenue	$517,860	$118,633
Total revenue	517,860	118,633

Cost of sales
Contract cost of sales	401,738	93,098
Total cost of sales	401,738	93,098

Gross profit	116,122	25,535

Operating expenses
Selling, general and administrative	441,722	858,670
Depreciation	7,226	27,052
Total operating expenses	448,948	885,722

Net loss from operations	(332,826)	(860,187)

Other income (expense)
Interest, net	3,115	(10,596)
Forfeit on deposit of land	-	(25,000)

Net loss before income taxes	(329,711)	(895,783)

Provision for income taxes	-	-

Net loss	$(329,711)	$(895,783)

Net loss per common share, basic	$(0.02)	$(0.07)

Net loss per common share, diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding, basic	13,537,608	12,676,613

Weighted average common shares outstanding, diluted	13,537,608	12,676,613

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329,711)	$(895,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,226	27,052
Forfeit on deposit of land option	-	25,000
Common stock and options issued to consultants and employees	20,884	350,000
Changes in operating assets and liabilities:
Cash overdraft	-	(6,727)
Accounts receivable	-	(41,670)
Prepaid expenses	(42,120)	13,938
Accounts payable	198,648	(490,218)
Costs and estimated earnings in excess of billings	(276,313)	8,115
Billings in excess of costs and estimated earnings	373,189	(35,751)
Increase in due from related party	-	(324)
Net cash used in operating activities	(48,197)	(1,046,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on land option	-	(25,000)
Purchase of equipment	-	(8,131)
Net cash used in investing activities	-	(33,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of promissory notes	-	(391,183)
Proceeds from common stock subscriptions	-	4,304,373
Repayments of notes payable	-	(5,830)
Proceeds of related party advances	-	26,201
Net cash provided by financing activities	-	3,933,561

Increase (decrease) in cash	(48,197)	2,854,062
Cash, beginning of period	523,492	475

Cash, end of period	$475,295	$2,854,537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$10,596
Taxes	$-	$-

Non cash investing and financing activities:
Conversion of notes and accrued interest into common stock	$-	$333,688
Forgiveness of officer accrued salaries	$-	$81,279
Stock issuance costs paid in the form of warrants	$-	$204,759

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 – DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (“the Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation engaged in product development, engineering, manufacturing, and the construction, design and building of athletic facilities, as well as supplying its own proprietary high end synthetic turf products to the sports industry.  The Company was formed September 7, 2012. Effective September 7, 2012, the Company acquired all of the membership interests and operations of Sports Field Contractors, LLC, an Illinois limited liability company formed July 7, 2011 in exchange for 6,225,000 shares of the Company’s common stock. The former members of Sports Field Contractors, LLC owned all the Company’s common stock after the acquisition. All equity accounts have been retrospectively recast as a result of the acquisition.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. For the three months ended March 31, 2015, the Company had 500,000 and 25,000 potentially outstanding shares of common stock from warrants and options, respectively, excluded from the diluted net loss per share calculation because they were anti-dilutive. For the three months ended March 31, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net loss per share calculation because they were anti-dilutive.

Significant Customers

At both March 31, 2015 and December 31, 2014, the Company had no customers representing at least 10% of the total accounts receivable balance. These percentages are consistent with the Company and industry average revenue for projects of approximately $1MM.

For the three months ended March 31, 2015, the Company had one customer that represented 94% of the total revenue and for the three months ended March 31, 2014, the Company had three customers that represented 20%, 36% and 44% of the total revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation—Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D–Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300–Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has cash balance of $475,295 and a working capital deficit of $58,933. Furthermore, the Company had a net loss and net cash used in operations of $329,711 and $48,197, respectively, for the three months ended March 31, 2015 and an accumulated deficit totaling $7,261,072. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2015, the Company issued unsecured convertible promissory notes resulting in gross proceeds of $450,000. The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Costs incurred on contracts in progress	$1,475,898	$1,062,691
Estimated earnings (losses)	(238,038)	(342,691)
	1,237,860	720,000
Less billings to date	(1,355,236)	(740,500)
	$(117,376)	$(20,500)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Costs and estimated earnings in excess of billings	$276,313	$-
Billings in excess of costs and estimated earnings	(393,689)	(20,500)
	$(117,376)	$(20,500)

NOTE 5 – STOCKHOLDERS EQUITY (DEFICIT)

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

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the options and warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.47-1.83%	1.49-1.64%
Dividend yield	0.00%	0.00%
Expected volatility	45%	45%
Expected life in years	5	5
Forfeiture Rate	0.00%	0.00%

Since the Company has no trading history, volatility was determined by averaging volatilities of comparable companies.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2015	-	$-	-
Granted	230,000	1.07-	4.85
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – March 31, 2015	230,000	$1.07	4.85
Exercisable – March 31, 2015	25,000	$1.00	4.84

At March 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $10,884 and $0 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the remaining balance of unamortized expense is $80,066 and is expected to be amortized over a remaining period of 1.75 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2015	500,000	$1.00	4.09
Granted	-	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – March 31, 2015	500,000	$1.00	3.84
Exercisable – March 31, 2015	500,000	$1.00	3.84

At March 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 6 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the CEO of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $40,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. Included in the $40,000 consulting expense for the three months ended March 31, 2015 were 10,000 shares of common stock valued at $10,000 issued to Nexphase Global.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Director Agreement

On January 29, 2015, the Company entered into a director agreement (“Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board of Directors of the Company (the “Board”) effective January 29, 2015. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Ms. Burzycki is re-elected to the Board. Pursuant to the Director Agreement, Ms. Burzycki is to be paid a stipend of $1,000 per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki received non-qualified stock options to purchase 200,000 common shares at an exercise price of $1.00 per share. The options shall vest in equal amounts over a period of two years at the rate of 25,000 shares per quarter on the last day of each such quarter, commencing in the first quarter of 2015. The total grant date value of the options was $82,140.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Operating Leases

Rent expense was $10,111 and $4,665 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$24,584
2016	26,141
2017	6,563
$57,288

NOTE 12 – SUBSEQUENT EVENTS

On May 7, 2015, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $450,000 to three accredited investors through a private placement. The notes bear interest at 9% per annum and mature on February 1, 2016 unless the notes are converted into private placement securities if the Company undertakes a qualified offering of private placement securities of at least $2,000,000. The principal of the notes are convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a qualified offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to the investors.

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

Business Overview

Sports Field Holdings, Inc. is a product development, engineering, manufacturing and construction company that designs and builds athletic facilities, as well as supplies its own proprietary high end synthetic turf products to the sports industry.

According to the Synthetic Turf Council, in 2012, over 1000 new synthetic turf athletic fields were installed and in 2013 that estimate jumped to nearly 1300 and continues to climb every year. Much of this demand has been driven by the ever increasing shortfall of available play hours on athletic surfaces across the United States. The San Francisco Department of Parks and Recreation recently transitioned the majority of their grass fields to synthetic surfaces and was able to accommodate an additional 90,000 play hours per year. Additionally, due to the severe drought conditions in the Southwestern and Western United States, explosive growth in the synthetic turf market is occurring. Athletic fields, parks, playgrounds, residential and other traditionally grass covered areas are being replaced with synthetic surfaces. The state of California is now offering up to $3.00/sqft rebates for those who transition away from natural grass in an effort to conserve water. Public and private schools, municipal parks and recreation departments, nonprofit and for profit sports venue businesses, residential and commercial landscaping are all making the transition to synthetic turf products due to the spiraling costs associated with maintaining natural grass athletic fields, the demand for increased playing time, shortage of water as a resource, durability of the playing surface and the ability to play on that surface in any weather condition.

As synthetic turf athletic fields and synthetic turf have truly become the viable alternative to natural grass fields, there are a number of technical issues that have arisen through the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf. These include issues such as the safety of the materials used to infill the turf system, appropriate and high functioning drainage capacity and cost saving construction methods.

The technical issues mentioned above are magnified when athlete performance is considered. To exclude crumb rubber and maintain acceptable Gmax measurements to avoid concussive injuries can be difficult. Utilizing higher face weight synthetic materials, shock pads and innovative infill materials, Sports Field can now deliver high performance products without sacrificing athlete safety.

Summary of Statements of Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Bookings	$1,747,120	$54,845
Backlog	$1,279,260	$4,092
Revenue	$517,860	$118,633
Gross profit	$116,122	$25,535
Operating expenses	$448,948	$885,722
Net loss from operations	$332,826	$860,187
Other income (expense)	$3,115	$(35,596)
Net loss	$329,711	$895,783
Loss per common share – basic and diluted	$0.02	$0.07

Bookings/Backlog

Sales contracts signed for the three months ended March 31, 2015 were $1,747,000 compared to $54,385 in sales contracts signed for the three months ended March 31, 2014, an increase of $1,692,115. This resulted in a backlog of $1,279,260 as of March 31, 2015 compared to $4,092 as of March 31, 2014. Although timing for completion of the backlog varies depending on the job mix and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contracts, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Revenue

Revenue was $517,860 for the three months ended March 31, 2015, as compared to $118,633 for the three months ended March 31, 2014, an increase of $399,227. The increase in revenue is primarily attributable to the Company’s execution of its 2014 sales and marketing initiatives including the hiring a professional sales team in April 2014. Considering the average lead time for sales of nine to twelve months, the subsequent capture of several large sales contracts in the first quarter of 2015, and substantial work was completed on two of those jobs, resulted in the large revenue increase.

Gross Profit (Loss)

The Company generated a gross profit of $116,122, resulting in a gross profit margin of 22.4%, during the three months ended March 31, 2015 as compared to a gross profit of $25,535 and a gross profit margin of 21.5% during the three months ended March 31, 2014. Gross profit percentage increased from 21.5% for the three months ended March 31, 2014 to 22.4% for the three months ended March 31, 2015 as the Company’s professional sales team is focusing on securing contracts that provide strong gross margins.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, were $448,948, compared to $885,722 for the three months ended March 31, 2014, a decrease of $436,774. In the prior year, the Company incurred costs in conjunction with the Company’s plans to go public that were not incurred in the current year.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2015, were $3,115, as compared to $(35,596) for the three months ended March 31, 2014. The increase is primarily attributable to the $25,000 expense for the forfeiture on a deposit related to prior management’s decision to purchase land during the three months ended March 31, 2014.

Net Loss

The net loss for the three months ended March 31, 2015 was $329,711, or a basic and diluted loss per share of $0.02, as compared to a net loss of $895,783, or a basic and diluted loss per share of $0.07, for the three months ended March 31, 2014. The decrease in the net loss is primarily attributable the increase in revenue resulting from the sales contracts obtained and the decrease in professional fees for the reasons noted above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015, compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$927,823	$657,587	$270,236
Current Liabilities	$986,756	$414,919	$571,837
Working Capital (Deficit)	$(58,933)	$242,668	$301,601

At March 31, 2015, we had working capital deficit of $58,933 as compared to a working capital of $242,668 at December 31, 2014, a decrease of $301,601. The decrease in working capital is primarily attributable to the continued operating losses for the three months ended March 31, 2015.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $48,197 and $1,046,368, respectively. The decrease in the net cash used for operating activities is primarily attributable to the decrease in the net loss for the three months ended March 31, 2015 of $329,711 as compared to the net loss for the three months ended March 31, 2014 of $895,783. Furthermore, during the three months ended March 31, 2014, the Company used some of the net proceeds received from the private placement of common stock to reduce its accounts payable.

Net cash used in investing activities during the three months ended March 31, 2015 was $0 compared to $33,131 for the three months ended March 31, 2014. The decrease is primarily attributable to the $25,000 expense for the forfeiture on a deposit to purchase land during the three months ended March 31, 2014.

Financings

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $0 and $3,933,561, respectively. During the three months ended March 31, 2014, the Company received approximately $4.3 million in net proceeds received during the private placement of common stock through Spartan Capital and repaid $391,183 in promissory notes and accrued interest on those notes.

Going Concern

As reflected in the accompanying financial statements, the Company has cash balance of $475,295 and a working capital deficit of $58,933. Furthermore, the Company had a net loss and net cash used in operations of $329,711 and $48,197, respectively, for the three months ended March 31, 2015 and an accumulated deficit totaling $7,261,072. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2015, the Company issued unsecured convertible promissory resulting in gross proceeds of $450,000. The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D–Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2015, the Company issued 10,000 shares as payment for consulting services rendered.

Other than the aforementioned, there were no unregistered sales of equity securities for the quarter ended March 31, 2015 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

SPORTS FIELD HOLDINGS, INC.

Date: May 15, 2015	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

