Form 10-Q
period 2015-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2015-08-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 15, 2015, there were 13,297,275 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.

Condensed consolidated balance sheets as of June 30, 2015 (unaudited) and December 31, 2014	2

Condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	3

Condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (unaudited)	4

Notes to consolidated financial statements	5 - 10

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$261,298	$523,492
Accounts receivable	85,042	–
Costs and estimated earnings in excess of billings	44,765	–
Inventory	69,166	131,455
Prepaid expenses and other current assets	19,265	2,640
Debt issuance costs, net	36,033	–
Total current assets	515,569	657,587

Property, plant and equipment, net	99,651	114,102
Deposits	8,507	8,507

Total assets	$623,727	$780,196

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$775,789	$394,419
Billings in excess of costs and estimated earnings	40,709	20,500
Provision for estimated losses on uncompleted contracts	232,957	–
Convertible notes payable, net of debt discount of $36,033	413,967	–
Total liabilities	1,463,422	414,919

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,570,275 and 13,545,275 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	136	135
Additional paid in capital	7,394,202	7,301,003
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(8,229,533)	(6,931,361)
Total stockholders' equity (deficit)	(839,695)	365,277

Total liabilities and stockholders' equity (deficit)	$623,727	$780,196

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Contract revenue	$896,034	$203,452	$1,413,894	$322,085
Total revenue	896,034	203,452	1,413,894	322,085

Cost of sales
Contract cost of sales	1,069,352	249,793	1,471,090	342,891
Total cost of sales	1,069,352	249,793	1,471,090	342,891

Gross profit (loss)	(173,318)	(46,341)	(57,196)	(20,806)

Operating expenses
Selling, general and administrative	772,876	539,374	1,214,598	1,398,044
Depreciation	7,225	25,771	14,451	52,823
Separation expense	–	228,414	–	228,414
Total operating expenses	780,101	793,559	1,229,049	1,679,281

Net loss from operations	(953,419)	(839,900)	(1,286,245)	(1,700,087)

Other income (expense)
Interest, net	(15,042)	(5,126)	(11,927)	(15,722)
Forfeit on deposit of land	–	–	–	(25,000)

Net loss before income taxes	(968,461)	(845,026)	(1,298,172)	(1,740,809)

Provision for income taxes	–	–	–	–

Net loss	$(968,461)	$(845,026)	$(1,298,172)	$(1,740,809)

Net loss per common share, basic	$(0.07)	$(0.06)	$(0.10)	$(0.13)

Net loss per common share, diluted	$(0.07)	$(0.06)	$(0.10)	$(0.13)

Weighted average common shares outstanding, basic	13,557,473	13,451,476	13,552,568	13,066,185

Weighted average common shares outstanding, diluted	13,557,473	13,451,476	13,552,568	13,066,185

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,298,172)	$(1,740,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,451	52,823
Amortization of debt issuance costs	8,967	-
Amortization of debt discount	8,967	-
Forfeit on deposit of land option	-	25,000
Loss on disposal of property, plant and equipment	-	31,547
Loss on settlement of related party loans receivable and payable	-	4,767
Common stock issued for employee separation	-	192,100
Common stock and options issued to consultants and employees	48,200	420,000
Changes in operating assets and liabilities:
Cash overdraft	-	(6,727)
Accounts receivable	(85,042)	(63,559)
Prepaid expenses	(16,625)	298
Inventory	62,289	(3,224)
Accounts payable	381,370	(480,827)
Costs and estimated earnings in excess of billings	(44,765)	(207,276)
Billings in excess of costs and estimated earnings	20,209	(39,843)
Provision for estimated losses on uncompleted contracts	232,957	-
Increase in due from related party	-	(324)
Net cash used in operating activities	(667,194)	(1,816,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	-	(350,000)
Deposit on lease	-	(6,417)
Deposit on land option	-	(25,000)
Purchase of equipment	-	(18,888)
Net cash used in investing activities	-	(400,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	450,000	-
Debt issuance costs	(45,000)	-
Repayments of promissory notes	-	(391,183)
Proceeds from common stock subscriptions	-	4,304,373
Repayments of notes payable	-	(23,591)
Proceeds of related party advances	-	26,202
Net cash provided by financing activities	405,000	3,915,801

Increase (decrease) in cash	(262,194)	1,699,442
Cash, beginning of period	523,492	475

Cash, end of period	$261,298	$1,699,917

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$15,722
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founders shares	$-	$37
Shares added though acquisitions	$-	$15
Conversion of notes and accrued interest into common stock	$-	$333,688
Forgiveness of officer accrued salaries	$-	$81,279
Debt discount paid in the form of common shares	$45,000	$-
Stock issuance costs paid in the form of warrants	$-	$204,759

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 1 - DESCRIPTION OF BUSINESS

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

The Company, through its wholly owned subsidiaries, is a product development, engineering, manufacturing and construction company that designs, engineers and builds athletic facilities, as well as supplies its own proprietary technologically advanced, synthetic turf products to the industry. The Company is headquartered at 4320 Winfield Road, Suite 200, Warrenville, IL 60555.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, any unbilled receivables at period end will be billed subsequently. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

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

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. For the six months ended June 30, 2015, the Company had 500,000 and 57,500 potentially outstanding shares of common stock from warrants and options, respectively, excluded from the diluted net loss per share calculation because they were anti-dilutive. For the six months ended June 30, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net loss per share calculation because they were anti-dilutive.

Significant Customers

At June 30, 2015, the Company had one customer representing 96% of the total accounts receivable balance.

At December 31, 2014, the Company had no customers representing at least 10% of the total accounts receivable balance.

For the three months ended June 30, 2015, the Company had two customers that represented 74% and 16% of the total revenue and for the three months ended June 30, 2014, the Company had two customers that represented 57% and 33% of the total revenue.

For the six months ended June 30, 2015, the Company had two customers that represented 45% and 49% of the total revenue and for the six months ended June 30, 2014, the Company had four customers that represented 36%, 16%, 16% and 21% of the total revenue.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation . The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the condensed consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has a cash balance of $261,298 and a working capital deficit of $947,853. Furthermore, the Company had a net loss and net cash used in operations of $1,298,172 and $667,194, respectively, for the six months ended June 30, 2015 and an accumulated deficit totaling $8,229,533. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including but not limited to term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Costs incurred on contracts in progress	$2,313,452	$927,601
Estimated earnings (losses)	(412,515)	(207,601)
	1,900,937	720,000
Less billings to date	(2,129,838)	(740,500)
	$(228,901)	$(20,500)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Costs and estimated earnings in excess of billings	$44,765	$-
Billings in excess of costs and estimated earnings	(40,709)	(20,500)
Provision for estimated losses on uncompleted contracts	(232,957)	-
	$(228,901)	$(20,500)

Warranty Costs

During the six months ended June 30, 2015 the Company incurred costs of approximately $206,000 relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of June 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On May 7, 2015, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $450,000 to three accredited investors through a private placement. The notes bear interest at 9% per annum and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes are convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount shall be amortized to interest expense over the life of the notes. The outstanding principal balance on the notes at June 30, 2015 was $450,000.

NOTE 6 - STOCKHOLDERS EQUITY (DEFICIT)

There is not yet a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock-based compensation costs. In estimating the fair value, management considers recent sales of its common stock to independent qualified investors and other factors. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Stock-Based Compensation

On April 1, 2015, 20,000 restricted shares were granted to a certain employee with a fair value of $20,000. The restricted shares vest over a one year period - 25% three months from the date of issue and the remaining shares vesting quarterly until the end of the term. The Company has recorded $5,000 in stock–based compensation expense for the three months ended June 30, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options and warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Six Months Ended June 30,
	2015	2014
Risk free interest rate	1.47-1.83%	1.49-1.64%
Dividend yield	0.00%	0.00%
Expected volatility	45%	45%
Expected life in years	5	5
Forfeiture Rate	0.00%	0.00%

Since the Company has no trading history, volatility was determined by averaging volatilities of comparable companies.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2015	-	$-	-
Granted	230,000	1.07	4.85
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2015	230,000	$1.07	4.60
Exercisable - June 30, 2015	57,500	$1.07	4.60

At June 30, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $23,201 and $0 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the remaining balance of unamortized expense is $67,749 and is expected to be amortized over a remaining period of 1.50 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2015	500,000	$1.00	4.09
Granted	-	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2015	500,000	$1.00	3.59
Exercisable - June 30, 2015	500,000	$1.00	3.59

At June 30, 2015, the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 7 - RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $40,000 and $80,000 for the three and six months ended June 30, 2015, respectively. Included in consulting expense for the three and six months ended June 30, 2015 were 10,000 and 20,000 shares of common stock valued at $10,000 and $20,000, respectively, issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $92,000 and $92,000 for the three and six months ended June 30, 2014, respectively. Included in consulting expense for the three and six months ended June 30, 2014 were 70,000 shares of common stock valued at $70,000 issued to Nexphase Global.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

Rent expense was $12,017 and $14,408 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$14,996
2016	26,141
2017	6,563
$47,700

NOTE 9 - SUBSEQUENT EVENTS

On August 19, 2015 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with a private investor (the “Investor”). Under the Agreement, the Investor agreed to purchase convertible debentures in the aggregate principal amount of up to $450,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the thirty-six (36) month anniversary of the respective date of issuance.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $150,000 for a purchase price of $135,000. The Agreement provides that, subject to our compliance with certain conditions to closing, at the request of the Company and approval by the Investor, (i) we will issue and sell to the Investor, and the Investor will purchase from us, a second Debenture in the principal amount of $150,000 for a purchase price of $135,000 and (ii) thereafter, we will issue and sell to the Investor, and the Investor will purchase from us, a third Debenture in the principal amount of $150,000 for a purchase price of $135,000.

We will use the proceeds from the Debentures for general working capital purposes.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of $1.00 until the six month anniversary of each closing date.  If the Debenture is not repaid within six months, the Investor will be able to convert such Debenture at a conversion price equal to 65% of the lowest closing bid price for our common stock during the previous 20 trading days, subject to the terms and conditions contained in the Debenture. If the Debentures are repaid within 90 days of the date of issuance, there is no prepayment penalty or premium.  Following such time, a prepayment penalty or premium will apply.  As part of the transaction, we agreed to pay the Investor $5,000 and issue 25,000 shares of our Common Stock for certain due diligence and other transaction related costs.

The Debentures are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and therefore are not registered under the Securities Act.

The descriptions of the Agreement and the Debentures set forth above are qualified in their entirety by reference to the full extent of such documents.

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

According to the Synthetic Turf Council, in 2012, over 1000 new synthetic turf athletic fields were installed and in 2013 that estimate jumped to nearly 1300 and continues to climb every year. Much of this demand has been driven by the ever increasing shortfall of available play hours on athletic surfaces across the United States. The San Francisco Department of Parks and Recreation recently transitioned the majority of their grass fields to synthetic surfaces and was able to accommodate an additional 90,000 play hours per year. Additionally, due to the severe drought conditions in the Southwestern and Western United States, explosive growth in the synthetic turf market is occurring. Athletic fields, parks, playgrounds, residential and other traditionally grass covered areas are being replaced with synthetic surfaces. The state of California has used rebates to induce residents and public entities to transition away from natural grass in an effort to conserve water. Public and private schools, municipal parks and recreation departments, nonprofit and for profit sports venue businesses, residential and commercial landscaping have begun making the transition to synthetic turf products due to the spiraling costs associated with maintaining natural grass athletic fields, the demand for increased playing time, shortage of water as a resource, durability of the playing surface and the ability to play on that surface in any weather condition.

As synthetic turf athletic fields and synthetic turf have truly become a viable alternative to natural grass fields, there are a number of technical issues that have arisen through the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf. These include issues such as the safety of the materials used to infill the turf system, appropriate and high functioning drainage capacity and cost saving construction methods.

The technical issues mentioned above are magnified when athlete performance is considered. To exclude crumb rubber and maintain acceptable Gmax measurements to avoid concussive injuries can be difficult. Utilizing higher face weight synthetic materials, shock pads and innovative infill materials, Sports Field can now deliver high performance products without sacrificing athlete safety.

Summary of Statements of Operations for the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenue	$896,034	$203,452
Gross profit (loss)	$(173,318)	$(46,341)
Operating expenses	$780,101	$793,559
Net loss from operations	$(953,419)	$(839,900)
Other income (expense)	$(15,042)	$(5,126)
Net loss	$(968,461)	$(845,026)
Loss per common share - basic and diluted	$(0.07)	$(0.06)

Bookings/Backlog

Sales contracts signed for the three months ended June 30, 2015 were approximately $2,031,000 compared to $1,037,000 in sales contracts signed for the three months ended June 30, 2014, an increase of $994,000. This resulted in a backlog of approximately $2,371,000 as of June 30, 2015 compared to $834,000 as of June 30, 2014. Although timing for completion of the backlog varies depending on the job and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contracts, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Revenue

Revenue was $896,034 for the three months ended June 30, 2015, as compared to $203,452 for the three months ended June 30, 2014, an increase of $692,582. The increase in revenue is primarily attributable to the Company’s execution of its 2014 sales and marketing initiatives including the hiring a professional sales team in April 2014. The substantial increase in revenue was due to the subsequent capture of several large sales contracts with substantial work completed on two of those projects in the first and second quarter of 2015.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(173,318), resulting in a negative gross profit margin of (19.3%), during the three months ended June 30, 2015 as compared to a gross profit (loss) of $(46,341) and a negative gross profit margin of (22.8%) during the three months ended June 30, 2014. Negative gross profit percentage decreased from (22.8%) for the three months ended June 30, 2014 to (19.3%) for the three months ended June 30, 2015. The Company recorded a projected loss on a project started during the 2nd quarter of 2015 of approximately $222,000 during the three months ended June 30, 2015. This increased loss was due to a historical project that was bid at lower than current acceptable margins. The Company has put in procedures to ensure all future bids are submitted at acceptable profit margins.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, were $780,101, compared to $793,559 for the three months ended June 30, 2014, a decrease of $13,458. In the current period the Company incurred warranty costs which that company believes will not be recurring and commission costs that were not incurred in the prior comparable period. In the prior period, the Company incurred costs in conjunction with the Company becoming a publically traded company that were not incurred in the current comparable period.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2015, were $(15,042), as compared to $(5,126) for the three months ended June 30, 2014. The increase is primarily attributable to an increase in interest expense recorded on convertible notes issued during the current period.

Net Loss

The net loss for the three months ended June 30, 2015 was $968,461, or a basic and diluted loss per share of $0.07, as compared to a net loss of $845,026, or a basic and diluted loss per share of $0.06, for the three months ended June 30, 2014. This net loss is attributed directly to losses from a legacy project that was bid and implemented by the prior management team and extremely aggressive project bids from prior management that were issued to build fields in strategic geographic locations. Since the hiring of our new Director of Project Management we have eliminated such bidding practices.

Summary of Statements of Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014

Revenue	$1,413,894	$322,085
Gross profit (loss)	$(57,196)	$(20,806)
Operating expenses	$1,229,049	$1,679,281
Net loss from operations	$(1,286,245)	$(1,700,087)
Other income (expense)	$(11,927)	$(40,722)
Net loss	$(1,298,172)	$(1,740,809)
Loss per common share - basic and diluted	$(0.10)	$(0.13)

Bookings/Backlog

Sales contracts signed for the six months ended June 30, 2015 were approximately $3,735,000 compared to $1,046,000 in sales contracts signed for the six months ended June 30, 2014, an increase of $2,689,000. This resulted in a backlog of approximately $2,371,000 as of June 30, 2015 compared to $463,000 as of June 30, 2014. Although timing for completion of the backlog varies depending on the job mix and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contracts, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Revenue

Revenue was $1,413,894 for the six months ended June 30, 2015, as compared to $322,085 for the six months ended June 30, 2014, an increase of $1,091,809. The increase in revenue is primarily attributable to the Company’s execution of its 2014 sales and marketing initiatives including the hiring a professional sales team in April 2014. The substantial increase in revenue was due to the subsequent capture of several large sales contracts with substantial work completed on two of those projects in the first and second quarter of 2015.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(57,196), resulting in a negative gross profit margin of (4.0%), during the six months ended June 30, 2015 as compared to a gross profit (loss) of $(20,806) and a negative gross profit margin of (6.5%) during the six months ended June 30, 2014. Negative gross profit percentage decreased from (6.5%) for the six months ended June 30, 2014 to (4.0%) for the six months ended June 30, 2015. The Company recorded projected losses on two projects starting during the 1st and 2nd quarters of 2015 of approximately $246,000 during the six months ended June 30, 2015. This increased loss was due to a historical project that was bid at lower than current acceptable margins. The Company has put in procedures to ensure all future bids are submitted at acceptable profit margins.

Operating Expenses

Operating expenses for the six months ended June 30, 2015, were $1,229,049, compared to $1,679,281 for the six months ended June 30, 2014, a decrease of $450,232. In the current period the Company incurred warranty costs and commission costs that were not incurred in the prior comparable period. In the prior period, the Company incurred costs in conjunction with the Company becoming a publically traded that were not incurred in the current comparable period.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2015, were $(11,927), as compared to $(40,722) for the six months ended June 30, 2014. The decrease is primarily attributable to the $25,000 expense for the forfeiture on a deposit related to prior management’s decision to purchase land during the six months ended June 30, 2014.The decrease was partially offset due to an increase in interest expense recorded on convertible notes issued during the current period.

Net Loss

The net loss for the six months ended June 30, 2015 was $1,298,172, or a basic and diluted loss per share of $0.10, as compared to a net loss of $1,740,809, or a basic and diluted loss per share of $0.13, for the six months ended June 30, 2014. The decrease in the net loss is primarily attributable to the Company incurring costs in conjunction with the Company’s plans to go public that were not incurred in the current comparable period the positive impact was minimized by the afore mentioned warranty costs and decrease in gross profit margin during the current period as discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015, compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$515,569	$657,587	$(142,018)
Current Liabilities	$1,463,422	$414,919	$1,048,503
Working Capital (Deficit)	$(947,853)	$242,668	$(1,190,521)

At June 30, 2015, we had working capital deficit of $947,853 as compared to a working capital of $242,668 at December 31, 2014, a decrease of $1,190,521. The decrease in working capital is primarily attributable to the continued operating losses for the six months ended June 30, 2015.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $667,194 and $1,816,054, respectively. The decrease in the net cash used for operating activities is primarily attributable to the decrease in the net loss for the six months ended June 30, 2015 of $1,298,172 as compared to the net loss for the six months ended June 30, 2014 of $1,740,809. Furthermore, during the six months ended June 30, 2014, the Company used some of the net proceeds received from the private placement of common stock to reduce its accounts payable.

Net cash used in investing activities during the six months ended June 30, 2015 was $0 compared to $400,305 for the six months ended June 30, 2014. The decrease is primarily attributable to $350,000 in merger related acquisition costs and $25,000 for the forfeiture on a deposit to purchase land during the six months ended June 30, 2014.

Financings

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $405,000 and $3,915,801, respectively. During the six months ended June 30, 2015, the Company received $450,000 in gross proceeds from the issuance of convertible notes and paid $45,000 in debt issuance costs relating to the notes. During the six months ended June 30, 2014, the Company received approximately $4.3 million in net proceeds received from a private placement of its common stock and repaid $391,183 in promissory notes and accrued interest on those notes.

Going Concern

As reflected in the accompanying condensed financial statements, the Company has cash balance of $261,298 and a working capital deficit of $947,853. Furthermore, the Company had a net loss and net cash used in operations of $1,298,172 and $667,194, respectively, for the six months ended June 30, 2015 and an accumulated deficit totaling $8,229,533. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation . The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the condensed consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company believes this claim to be unfounded and is continuing to vigorously defend itself.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended June 30, 2015 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 19, 2015 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with a private investor (the “Investor”). Under the Agreement, the Investor agreed to purchase convertible debentures in the aggregate principal amount of up to $450,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the thirty-six (36) month anniversary of the respective date of issuance.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $150,000 for a purchase price of $135,000. The Agreement provides that, subject to our compliance with certain conditions to closing, at the request of the Company and approval by the Investor, (i) we will issue and sell to the Investor, and the Investor will purchase from us, a second Debenture in the principal amount of $150,000 for a purchase price of $135,000 and (ii) thereafter, we will issue and sell to the Investor, and the Investor will purchase from us, a third Debenture in the principal amount of $150,000 for a purchase price of $135,000.

We will use the proceeds from the Debentures for general working capital purposes.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of $1.00 until the six month anniversary of each closing date.  If the Debenture is not repaid within six months, the Investor will be able to convert such Debenture at a conversion price equal to 65% of the lowest closing bid price for our common stock during the previous 20 trading days, subject to the terms and conditions contained in the Debenture. If the Debentures are repaid within 90 days of the date of issuance, there is no prepayment penalty or premium.  Following such time, a prepayment penalty or premium will apply.  As part of the transaction, we agreed to pay the Investor $5,000 and issue 25,000 shares of our Common Stock for certain due diligence and other transaction related costs.

The Debentures are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and therefore are not registered under the Securities Act.

The descriptions of the Agreement and the Debentures set forth above are qualified in their entirety by reference to the full extent of such documents.

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

SPORTS FIELD HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

