Form 10-Q
period 2015-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2015-11-16
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 16, 2015, there were 13,372,275 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.

Condensed consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014	2

Condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	3

Condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (unaudited)	4

Notes to consolidated financial statements	5 - 11

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$370,394	$523,492
Accounts receivable	463,450	-
Costs and estimated earnings in excess of billings	196,502	-
Inventory	69,166	131,455
Prepaid expenses and other current assets	47,944	2,640
Debt issuance costs, net	32,778	-
Total current assets	1,180,234	657,587

Property, plant and equipment, net	92,426	114,102
Deposits	8,507	8,507

Total assets	$1,281,167	$780,196

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,757,393	$394,419
Billings in excess of costs and estimated earnings	23,922	20,500
Provision for estimated losses on uncompleted contracts	127,059	-
Promissory notes	363,993	-
Convertible notes payable, net of debt discount of $59,225	540,775	-
Total liabilities	2,813,142	414,919

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,660,275 and 13,545,275 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	137	135
Additional paid in capital	7,500,722	7,301,003
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(9,028,334)	(6,931,361)
Total stockholders' equity (deficit)	(1,531,975)	365,277

Total liabilities and stockholders' equity (deficit)	$1,281,167	$780,196

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Contract revenue	$2,092,083	$864,875	$3,505,977	$1,186,960
Total revenue	2,092,083	864,875	3,505,977	1,186,960

Cost of sales
Contract cost of sales	2,200,274	1,102,384	3,671,364	1,445,275
Total cost of sales	2,200,274	1,102,384	3,671,364	1,445,275

Gross profit	(108,191)	(237,509)	(165,387)	(258,315)

Operating expenses
Selling, general and administrative	651,684	939,893	1,866,282	2,337,937
Depreciation	7,225	7,034	21,676	59,857
Separation expense	-	-	-	228,414
Total operating expenses	658,909	946,927	1,887,958	2,626,208

Net loss from operations	(767,100)	(1,184,436)	(2,053,345)	(2,884,523)

Other income (expense), net
Interest, net	(36,029)	-	(47,956)	(15,722)
Miscellaneous income	4,328	-	4,328	-
Forfeit on deposit of land	-	-	-	(25,000)
Total other income (expense), net	(31,701)	-	(43,628)	(40,722)

Net loss before income taxes	(798,801)	(1,184,436)	(2,096,973)	(2,925,245)

Provision for income taxes	-	-	-	-

Net loss	$(798,801)	$(1,184,436)	$(2,096,973)	$(2,925,245)

Net loss per common share, basic	$(0.06)	$(0.09)	$(0.15)	$(0.22)

Net loss per common share, diluted	$(0.06)	$(0.09)	$(0.15)	$(0.22)

Weighted average common shares outstanding, basic	13,608,318	13,170,492	13,571,356	13,101,336

Weighted average common shares outstanding, diluted	13,608,318	13,170,492	13,571,356	13,101,336

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,096,973)	$(2,925,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,676	59,857
Amortization of debt issuance costs	24,722	-
Amortization of debt discount	25,201	-
Accretion of original issue discount	8,574
Forfeit on deposit of land option	-	25,000
Loss on disposal of property, plant and equipment	-	31,547
Loss on settlement of related party loans receivable and payable	-	4,767
Common stock issued for employee separation	-	192,100
Common stock and options issued to consultants and employees	129,721	960,000
Changes in operating assets and liabilities:
Cash overdraft	-	(6,727)
Accounts receivable	(463,450)	(149,559)
Prepaid expenses	(45,304)	20,400
Inventory	62,289	(65,513)
Accounts payable	1,362,974	(575,896)
Costs and estimated earnings in excess of billings	(196,502)	(12,670)
Billings in excess of costs and estimated earnings	3,422	(39,843)
Provision for estimated losses on uncompleted contracts	127,059	-
Increase in due from related party	-	(324)
Net cash used in operating activities	(1,036,591)	(2,482,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	-	(350,000)
Deposit on lease	-	(6,417)
Deposit on land option	-	(25,000)
Purchase of equipment	-	(36,436)
Net cash used in investing activities	-	(417,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	585,000	-
Debt issuance costs	(57,500)	-
Proceeds of promissory notes	355,993
Repayments of promissory notes	-	(391,183)
Proceeds from common stock subscriptions	-	4,304,373
Repayments of notes payable	-	(23,591)
Proceeds of related party advances	-	26,202
Net cash provided by financing activities	883,493	3,915,801

Increase (decrease) in cash	(153,098)	1,015,842
Cash, beginning of period	523,492	475

Cash, end of period	$370,394	$1,016,317

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$15,722
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founders shares	$-	$37
Shares added though acquisitions	$-	$15
Conversion of notes and accrued interest into common stock	$-	$333,688
Forgiveness of officer accrued salaries	$-	$81,279
Original issue discount on promissory notes	$8,000	$-
Original issue discount on convertible notes	$15,000	$-
Debt discount paid in the form of common shares	$70,000	$-
Stock issuance costs paid in the form of warrants	$-	$204,759

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

On May 13, 2014, The Board of Directors ratified the incorporation of Sports Field Engineering, Inc. and Sportsfield Athletic Construction Engineering, Inc., which became subsidiaries of the Company. On September 21, 2015, the Company filed articles of dissolution with the Florida Department of State dissolving Sportsfield Athletic Construction Engineering, Inc.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. For the nine months ended September 30, 2015, the Company had 500,000 and 430,000 potentially outstanding shares of common stock from warrants and options, respectively, excluded from the diluted net loss per share calculation because they were anti-dilutive. For the nine months ended September 30, 2014, the Company had 500,000 potentially outstanding shares of common stock from warrants excluded from the diluted net loss per share calculation because they were anti-dilutive.

Significant Customers

The Company’s business focuses on securing a smaller number of high quality, highly profitable projects, which sometimes results in having a concentration of accounts receivable among a few customers in any given quarter. This concentration of accounts receivable is customary among the design and build industry for a company of our size. As we continue to grow and are awarded more projects, this concentration will continue to decrease.

At September 30, 2015, the Company had 2 customer representing 92% of the total accounts receivable balance.

At December 31, 2014, the Company had no customers representing at least 10% of the total accounts receivable balance.

For the three months ended September 30, 2015, the Company had 3 customers that represented 99% of the total revenue and for the three months ended September 30, 2014, the Company had 2 customers that represented 95% of the total revenue.

For the nine months ended September 30, 2015, the Company had 4 customers that represented 99% of the total revenue and for the nine months ended September 30, 2014, the Company had 2 customers that represented 84% of the total revenue.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has a cash balance of $370,394 and a working capital deficit of $(1,632,908). Furthermore, the Company had a net loss and net cash used in operations of $(2,096,973) and $(1,036,591), respectively, for the nine months ended September 30, 2015 and an accumulated deficit totaling $(9,028,334). Under the accounting rules, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Costs incurred on contracts in progress	$4,619,317	$927,601
Estimated earnings (losses)	(520,398)	(207,601)
	4,098,918	720,000
Less billings to date	(4,053,398)	(740,500)
	$45,521	$(20,500)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Costs and estimated earnings in excess of billings	$196,502	$-
Billings in excess of costs and estimated earnings	(23,922)	(20,500)
Provision for estimated losses on uncompleted contracts	(127,059)	-
	$45,521	$(20,500)

Warranty Costs

During the nine months ended September 30, 2015 the Company incurred costs of approximately $227,863 relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of September 30, 2015.

NOTE 5 - DEBT

Convertible Notes

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

On August 19, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with a private investor (the “Investor”). Under the Agreement, the Investor agreed to purchase convertible debentures in the aggregate principal amount of up to $450,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the thirty-six (36) month anniversary of the respective date of issuance.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $150,000 for a purchase price of $135,000. $15,000 was recorded as an original issue discount and will be accreted over the life of the note to interest expense. The Agreement provides that, subject to our compliance with certain conditions to closing, at the request of the Company and approval by the Investor, (i) we will issue and sell to the Investor, and the Investor will purchase from us, a second Debenture in the principal amount of $150,000 for a purchase price of $135,000 and (ii) thereafter, we will issue and sell to the Investor, and the Investor will purchase from us, a third Debenture in the principal amount of $150,000 for a purchase price of $135,000.

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

The Company assessed the conversion feature of the Debentures on the date of issuance and at September 30, 2015 and concluded the conversion feature of the Debentures do not qualify as a derivative because there is no market mechanism for net settlement and it is not readily convertible to cash. The Company will reassess the conversion feature of the Debentures for derivative treatment at the end of each subsequent reporting period.

Promissory Notes

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan is payable upon the Company raising $500,000 in a qualified offering. The remaining balances is payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%

On September 21, 2015, the Company entered into a Promissory Note with Preamble Capital for Principal of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company.

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

Stock-Based Compensation

On April 1, 2015, 20,000 restricted shares were granted to a certain employee with a fair value of $20,000. The restricted shares vest over a one year period - 25% three months from the date of issue and the remaining shares vesting quarterly until the end of the term. The Company has recorded $5,000 and $10,000 in stock-based compensation expense for the three and nine months ended September 30, 2015, respectively for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2015, the Company's board of directors authorized the grant of 430,000 stock options, having a total fair value of approximately $171,881, with a vesting period ranging from 1.00 year to 1.84 years. These options expire between January 29, 2020 and August 27, 2020.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options and warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Nine Months Ended September 30,
	2015	2014
Risk free interest rate	1.47-1.83%	1.49-1.64%
Dividend yield	0.00%	0.00%
Expected volatility	45%	45%
Expected life in years	5	5
Forfeiture Rate	0.00%	0.00%

Since the Company has no trading history, volatility was determined by averaging volatilities of comparable companies.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2015	-	$-	-
Granted	430,000	1.03	4.61
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - September 30, 2015	430,000	$1.03	4.61
Exercisable - September 30, 2015	115,000	$1.07	4.47

At September 30, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $16,519 and $39,720 for the three and nine months ended September 30, 2015, respectively and $0 for the nine months ended September 30, 2014. As of September 30, 2015, the remaining balance of unamortized expense is $110,303 and is expected to be amortized over a remaining period of 1.22 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2015	500,000	$1.00	4.09
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - September 30, 2015	500,000	$1.00	3.34
Exercisable - September 30, 2015	500,000	$1.00	3.34

At September 30, 2015, the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 7 - RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $60,000 and $110,000 for the three and nine months ended September 30, 2015, respectively. Included in consulting expense for the three and nine months ended September 30, 2015 were 10,000 and 30,000 shares of common stock valued at $10,000 and $30,000, respectively, issued to NexPhase Global.

Consulting expenses pertaining to the firm’s services were $51,328 and $140,998 for the three and nine months ended September 30, 2014, respectively. Included in consulting expense for the three and nine months ended September 30, 2014 were 10,000 and 70,000 shares of common stock valued at $10,000 and $70,000, respectively, issued to NexPhase Global.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Services Agreement

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of approximately $20,000 during the nine months ended September 30, 2015.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company was obligated to issue 62,500 shares of the Company common stock on August 16, 2015. On November 15, 2016, the Company is obligated to issue an additional 62,500 shares of the Company’s common stock. As of September 30, 2015 the shares have not been issued. The Company has recorded compensation expense relating to the agreement of approximately $19,000 during the nine months ended September 30, 2015.

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

On August 27, 2015, the Company entered into a director agreement with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board of Directors of the Company effective August 27, 2015. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Appel is re-elected to the Board. Pursuant to the Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel shall receive non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015.

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

Operating Leases

Rent expense was $14,617 and $14,408 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$10,996
2016	26,141
2017	6,563
$43,700

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

According to the Synthetic Turf Council, in 2013, over 1,200 new synthetic turf athletic fields were installed. Much of this demand has been driven by the ever increasing shortfall of available play hours on athletic surfaces across the United States. The San Francisco Department of Parks and Recreation recently transitioned the majority of their grass fields to synthetic surfaces and was able to accommodate an additional 90,000 play hours per year. Additionally, due to the severe drought conditions in the Southwestern and Western United States, explosive growth in the synthetic turf market is occurring. Athletic fields, parks, playgrounds, residential and other traditionally grass covered areas are being replaced with synthetic surfaces. The state of California has used rebates to induce residents and public entities to transition away from natural grass in an effort to conserve water. Public and private schools, municipal parks and recreation departments, nonprofit and for profit sports venue businesses, residential and commercial landscaping have begun making the transition to synthetic turf products due to the spiraling costs associated with maintaining natural grass athletic fields, the demand for increased playing time, shortage of water as a resource, durability of the playing surface and the ability to play on that surface in any weather condition.

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

Summary of Statements of Operations for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014

Revenue	$2,092,083	$864,875
Gross profit (loss)	$(108,191)	$(237,509)
Operating expenses	$658,909	$946,927
Net loss from operations	$(767,100)	$(1,184,436)
Other income (expense)	$(31,701)	$-
Net loss	$(798,801)	$(1,184,436)
Loss per common share - basic and diluted	$(0.06)	$(0.09)

Bookings/Backlog

Sales contracts signed for the three months ended September 30, 2015 were approximately $629,000 compared to $70,000 in sales contracts signed for the three months ended September 30, 2014, an increase of $559,000. This resulted in a backlog of approximately $917,000 as of September 30, 2015 compared to $33,000 as of September 30, 2014. Although timing for completion of the backlog varies depending on the job and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contracts, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Revenue

Revenue was $2,092,083 for the three months ended September 30, 2015, as compared to $864,875 for the three months ended September 30, 2014, an increase of $1,227,208. The increase in revenue is primarily attributable to the Company’s execution of its 2014 sales and marketing initiatives including the hiring of a professional sales team in April 2014. The substantial increase in revenue was due to the subsequent award of several large sales contracts during 2015 with substantial work completed on three of those projects during the three months ended September 30, 2015.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(108,191), resulting in a negative gross profit margin of (5.2%), during the three months ended September 30, 2015 as compared to a gross profit (loss) of $(237,509) and a negative gross profit margin of (27.5%) during the three months ended September 30, 2014. Negative gross profit percentage decreased from (27.5%) for the three months ended September 30, 2014 to (5.2%) for the three months ended September 30, 2015. While the Company’s negative gross profit margin improved, the Company recorded losses on a project started during the 1st and 2nd quarter of 2015 of approximately $187,000 during the three months ended September 30, 2015. These losses were partially offset by income recognized on other projects. The increased loss recognition was due to historical projects that were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future. The Company will carefully review its policies and procedures to ensure all future bids are submitted at acceptable profit margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, were $658,909, compared to $946,927 for the three months ended September 30, 2014, a decrease of $288,018. In the current period the Company incurred warranty costs which the Company believes will not be recurring and marketing costs that were not incurred in the prior comparable period. In the prior period, the Company incurred substantial costs in conjunction with the Company becoming a publicly traded company that were not incurred in the current comparable period. In-addition the Company realized a substantial decrease in stock based compensation expense during the current period as compared to the prior comparable period.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2015, were $(31,701), as compared to $(0) for the three months ended September 30, 2014. The increase is primarily attributable to an increase in interest expense recorded on convertible notes issued during 2015.

Net Loss

The net loss for the three months ended September 30, 2015 was $(798,801), or a basic and diluted loss per share of $(0.06), as compared to a net loss of $(1,184,436), or a basic and diluted loss per share of $(0.09), for the three months ended September 30, 2014.

Summary of Statements of Operations for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014

Revenue	$3,505,977	$1,186,960
Gross profit (loss)	$(165,387)	$(258,315)
Operating expenses	$1,887,958	$2,626,208
Net loss from operations	$(2,053,345)	$(2,884,523)
Other income (expense)	$(43,628)	$(40,722)
Net loss	$(2,096,973)	$(2,925,425)
Loss per common share - basic and diluted	$(0.15)	$(0.22)

Bookings/Backlog

Sales contracts signed for the nine months ended September 30, 2015 were approximately $4,373,000 compared to $1,170,000 in sales contracts signed for the nine months ended September 30, 2014, an increase of $3,203,000. This resulted in a backlog of approximately $917,000 as of September 30, 2015 compared to $33,000 as of September 30, 2014. Although timing for completion of the backlog varies depending on the job mix and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contracts, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Revenue

Revenue was $3,505,977 for the nine months ended September 30, 2015, as compared to $1,186,960 for the nine months ended September 30, 2014, an increase of $2,319,017. The increase in revenue is primarily attributable to the Company’s execution of its 2014 sales and marketing initiatives including the hiring a professional sales team in April 2014. The substantial increase in revenue was due to the subsequent award of several large sales contracts during 2015 with substantial work completed on three of those during the nine months ended September 30, 2015.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(165,387), resulting in a negative gross profit margin of (4.7%), during the nine months ended September 30, 2015 as compared to a gross profit (loss) of $(258,315) and a negative gross profit margin of (21.8%) during the nine months ended September 30, 2014. Negative gross profit percentage decreased from (21.8%) for the nine months ended September 30, 2014 to (4.7%) for the nine months ended September 30, 2015. The Company recorded losses on three projects started during the 1st and 2nd quarters of 2015 of approximately $(389,000) during the nine months ended September 30, 2015. In-addition the Company recorded losses on a project starting during 2014 of approximately $(26,000) during the nine months ended September 30, 2015. The losses were primarily a result of historical projects that were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future. The Company will carefully review its policies and procedures to ensure all future bids are submitted at acceptable profit margins.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015, were $1,887,958, compared to $2,626,208 for the nine months ended September 30, 2014, a decrease of $738,250. In the current period the Company incurred warranty costs which the Company believes will not be recurring, marketing costs and commission costs that were not incurred in the prior comparable period. In the prior period, the Company incurred substantial costs in conjunction with the Company becoming a publicly traded company that were not incurred in the current comparable period. In-addition the Company realized a substantial decrease in stock based compensation expense during the current period as compared to the prior comparable period.

Other Income (Expenses)

Other income (expenses), net for the nine months ended September 30, 2015, were $(43,628), as compared to $(40,722) for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 other income (expenses) consisted of $(47,956) in interest expense and miscellaneous income of $4,328. For the nine months ended September 30, 2014 other income (expenses) consisted of $(15,722) in interest expense and a $(25,000) expense for the forfeiture on a deposit related to prior management’s decision to purchase land during the nine months ended September 30, 2014.

Net Loss

The net loss for the nine months ended September 30, 2015 was $(2,096,973), or a basic and diluted loss per share of $(0.15), as compared to a net loss of $(2,925,245), or a basic and diluted loss per share of $(0.22), for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015, compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$1,180,234	$657,587	$(522,647)
Current Liabilities	$2,813,142	$414,919	$2,398,223
Working Capital (Deficit)	$(1,632,908)	$242,668	$(1,875,576)

At September 30, 2015, we had working capital deficit of $(1,632,908) as compared to working capital of $242,668 at December 31, 2014, a decrease of $(1,875,576). The decrease in working capital is primarily attributable to the continued operating losses for the nine months ended September 30, 2015.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $(1,036,591) and $(2,482,106), respectively. The decrease in the net cash used for operating activities is primarily attributable to the decrease in the net loss for the nine months ended September 30, 2015 of $(2,096,973) as compared to the net loss for the nine months ended September 30, 2014 of $(2,925,245). Furthermore, during the nine months ended September 30, 2014, the Company used some of the net proceeds received from the private placement of common stock to reduce its accounts payable.

Net cash used in investing activities during the nine months ended September 30, 2015 was $0 compared to $(417,853) for the nine months ended September 30, 2014. The decrease is primarily attributable to $350,000 in merger related acquisition costs, $25,000 for the forfeiture on a deposit to purchase land and $36,436 for the purchase of equipment during the nine months ended September 30, 2014.

Financings

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $883,493 and $3,915,801, respectively. During the nine months ended September 30, 2015, the Company received $585,000 in gross proceeds from the issuance of convertible notes and paid $(57,500) in debt issuance costs relating to the notes. In-addition the Company received $355,993 in gross proceeds from promissory notes. During the nine months ended September 30, 2014, the Company received approximately $4.3 million in net proceeds received from a private placement of its common stock and repaid $391,183 in promissory notes and accrued interest on those notes.

Going Concern

As reflected in the accompanying condensed financial statements, the Company has cash balance of $370,394 and a working capital deficit of $(1,632,908). Furthermore, the Company had a net loss and net cash used in operations of $(2,096,973) and $(1,036,591), respectively, for the nine months ended September 30, 2015 and an accumulated deficit totaling $(9,028,334). Under the accounting rules, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended September 30, 2015 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

SPORTS FIELD HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

