Form 10-K
period 2015-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2016-04-12
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54883

SPORTS FIELD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0939465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $1.10 was $12,776,303. As of April 11, 2016, the registrant had 15,857,090 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business.

Overview

Sports Field Holdings, Inc. (the “Company” or “Sports Field”) through its wholly owned subsidiary FirstForm, Inc. (formerly SportsField Engineering, Inc., “FirstForm”), is an engineering and design-build construction company, engaged in the design, engineering, constructing, and construction management of athletic facilities and sports complexes, as well as the development and design of synthetic turf and synthetic track systems.

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

In addition to increased need for available playing space, collegiate facilities have become an attractive recruiting tool for many institutions. There are many references that correlate athletic facilities improvement to better recruiting, as well as, improved collegiate sports team performance leading to increased co-ed enrollment. Our position in the sports facilities design, construction and turf industry allows us to benefit from this recruiting arms race.

Since its inception Sports Field has completed a variety of projects from the engineer, design and build of entire football stadiums to the installation of a specialized turf track systems. Our team has also designed, engineered and installed baseball stadiums, soccer fields, indoor soccer facilities, softball fields and running tracks for private sports venues, public and private high schools and public and private universities.

Lines of Business

Sports Field, through its wholly owned subsidiary, FirstForm, has two primary lines of business which are all integral parts of the organization’s overall business model.  Our primary revenue generation comes from the sale and installation of our PrimePlay™ Replicated Grass™ synthetic turf products.  Our secondary source of revenue is generated as a result of the design, constructing, and construction management of athletic facilities and sports complexes.

Approximately 80% of the Company’s gross revenues are from surfacing products and systems sales. Sports facilities construction and construction management represent approximately 20% of the Company’s gross revenue.  The combination of these two business units allow for the business to operate as a Turn-Key Athletic Facilities provider for a truly “one-stop-shop” simplified customer experience.

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

Products and Services

We design (and manufacture through a third-party) and sell our own proprietary, synthetic turf products, including, a high-end synthetic turf system, based on surface heat reduction which incorporates a proprietary, third-party pre-engineered structural base system, and our proprietary infill matrix called Organite, an eco-safe infill alternative that is lead-free. The Company also provides design and engineering services, as well as construction management for the development and building of athletic facilities at colleges, universities, high schools and primary schools, both public and private. In addition, these services are offered to municipalities, the Federal Aviation Administration (“FAA”), private businesses, as well as the residential and commercial landscaping market, the golf industry and golf-related venues such as driving ranges, practice putting greens, and the miniature golf market.

Products and Usage

Base Construction

Conventional free-draining stone bases incorporate an inherent engineering conflict - drainage capacity vs. grade stability. In addition, the infiltration rate of the stone base cannot be accurately measured or predicted and degrades over time. To help eliminate these issues, we customize our drainage methodologies to meet the specific project requirements. Our drainage methodology virtually eliminates engineering conflicts, practically eliminates invasive excavation, greatly reducing material import and export.

Shock Attenuation

The National Football League’s (the “NFL”) recent attention to head injuries is reflected in its adoption of new standards for impact forces. New NFL guidelines require that NFL fields have a G-Max (G-Max is a measurement of how much force the surface will absorb, the higher the G-Max rating the less absorption of force by the surface) value that is not greater than 100 (based on the “Clegg” method of calculating G-Max). We believe that this criterion will eventually trickle-down and apply to all sports surfaces, and all artificial turf fields will have to maintain a G-Max below 115 (indoor) and 125 (outdoor) (Clegg) for the life of the product. In managements’ experience, many of the most popular turf systems use sand as the majority component of infill material, mixed with crumb rubber, or ground up discarded automobile tires, that are known to contain lead, chromium and other toxic heavy metals. Sand has a significantly higher specific gravity than rubber. As a result, the sand separates and falls to the bottom of the infill matrix where it compacts over time. This compacting of sand results in such a field’s G-Max value increasing, usually to well above the maximum allowable G-Max for NFL Fields. For this reason, we have created an eco-friendly infilled artificial turf system. Sports Field’s synthetic turf system combines the predictable G-Max enhancing pre-engineered structural base panel system with a high-mass turf configuration and eco-friendly infill to provide a surface system that is guaranteed to never exceed 100 G-Max (Clegg) for the life of the product.

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

Athletic Performance

Our Replicated Grass™ product is designed with a shorter tuft-height and higher face-weight combine to produce a surface with almost three times the blade-density of leading competitors. The result is a surface with increased infill stability because if the infill can be displaced, there is no way to maintain consistent performance characteristics. Because our infill is so stable and does not displace under normal use, there is no change in performance characteristics over time and the infill does not require grooming or replacement on a regular basis. Our dynamic design affords athletes natural “ball-action”, or “ball roll”, and “natural foot-feel”, or “foot action”.

Below is an illustration of a typical installation design:

Sustainability and Disposal Procedures

We believe every artificial turf field will eventually require replacement in 8-10 years. Each one of these full-sized fields typically contains approximately 225,000 pounds of recycled-tire rubber, 25,000 pounds of synthetic grass filament fibers, which contain undetermined levels of heavy metals and 15,000 pounds of urethane coating. In addition, a majority of the fields contain more than 500,000 pounds of sand containing silica, which may also contain fungi and mold and, unfortunately, cannot be separated from the rubber. Many states define these products (or are likely to in the near future) as ‘special waste’ or as hazardous waste, which requires special handling. For example, Connecticut no longer permits the landfilling of waste tire rubber.

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

Competition

The competitive landscape with respect to manufacturing is very well-established, with seven companies selling the majority of synthetic turf products. Based on management’s experience and knowledge of the synthetic turf industry, Field Turf is the leading manufacturer of synthetic turf athletic fields and synthetic turf products, with what we believe is roughly 45% of the overall market and is one of the only companies operating in this space that we characterize as a true manufacturer. ShawSports, Astroturf, LLC, Sprint Turf, Pro Grass, A-Turf, and Hellas Construction are all purveyors of synthetic turf athletic fields with varying degrees of manufacturing and assembly. We estimate that these six companies account for approximately 20% of synthetic turf athletic field sales. There remains over 20 other distributors, and to varying degrees manufacturers and assemblers, of synthetic turf products that account for the remaining 35% of the synthetic turf athletic fields market. These applications run the entire gamut of synthetic turf from residential and commercial landscaping, to golf applications, parks and recreation, private parks, airports, highway medians, downhill skiing, and other applications.

The competitive landscape from an installation and construction perspective looks very different when compared to the landscape of the manufacturing side of the industry. In regard to installation and construction of artificial turf fields and athletic facilities, the industry is very much fragmented. There are no clear national leaders from the perspective of facilities construction. The bulk of the construction is provided by local or regional general contracting firms that specialize in certain phases of synthetic turf athletic fields and facility construction, but, to our knowledge, no competitors with significant market share offer a true turn-key operation, to include their own in-house engineering staff. Sports Field offers full service design and engineering services, with forensic studies of athletic facilities to properly prepare and recommend custom specifications based on specific circumstances unique to every facility. In addition, the Company will provide full service turn-key construction services for the facility depending on a client’s needs, or simply provide project management services for a particular project.

Sales and Marketing

The Company has received many of its jobs through referral by virtue of its track record on previous jobs and the reputation of management. Sports Field currently has a sales team comprised of both internal and external sales staff.

The sales structure is divided into six (6) sales territories in the Northeast, Southeast, Northcentral, Southcentral, Northwest and Southwest, with each territory containing its own dedicated sales professional. In addition, we have also engaged twelve (12) independent distribution representatives under agreement contracted to work with the local sales team to create leads and leverage relationships to increase sales opportunities and closes. We have also initiated an ambassador program that will include current and former professional athletes from the sports in which they played. We currently have agreements with Ray Lewis, a future Hall of Fame retired NFL player, Rick Honeycutt, former MLB pitcher and current pitching coach of the Los Angeles Dodgers, and Chris Wingert, current 12-year veteran Major League Soccer player who is currently playing with the Salt Lake City Real. These professionals maintain high level contacts with the NFL, Major League Baseball, professional soccer leagues, and major universities and colleges. These contacts have introduced the Company to NFL owners, professional athletes, college presidents and athletic directors, head coaches and other important industry contacts. Currently, there are 21 individuals actively promoting Sports Field to our customer base.

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

Effective April 4, 2016, Sports Field Engineering, Inc., our wholly-owned subsidiary, changed its name to FirstForm, Inc. to maximize our exposure to the markets we intend to serve. This name change along with a new branding campaign includes a new brand development phase and roll out through every form of market communication. It also includes the automation of our sales process through the adoption of a new CRM and mobile sales tools, engaging the market with the use of technology through our high level professional sales team.

We expect that these tools in addition to, user referrals and trade show participation will carry us forward in our rapid growth acceleration phase.

Growth Strategy

Our growth strategy will center around our national marketing campaign and is designed to secure contracts in every major region of the United States, establishing Sports Field as the premier provider of a unique turn-key service that includes design and engineering expertise, along with what we believe to be the leading turf systems and drainage products available in the industry. We believe that the marriage of civil engineering and material science, combined with a turn-key all-inclusive, single interface service for the client will clearly distinguish Sports Field from its competitors and establish the Company as the leading provider of services and products to the athletic facilities construction industry.

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

Intellectual Property Rights

Trademarks

We do not maintain registered trademarks at this time, however, we believe we have certain common law rights with respect to the prior and continued usage of the names “Replicated Grass™” and “Organite™”.

Replicated Grass™ is our signature synthetic turf product.  We believe this turf has the highest face weight in the industry, which virtually eliminates the infill migration typical with legacy turf products and allows the athletes to run and cut on a more stable surface.

Organite™ is our Eco-Friendly infill product that consists of Zeolite (Porous stone products which retains 55% of its weight in water to provide evaporative cooling effect), Walnut Shell (Non-Allergenic Organic Shells that absorb and release water as well as improve G-Max scores) and EPDM (a virgin rubber product used to coat roof tops has extreme UV resistance and no known carcinogens). We also have created a new infill system that has absolutely no rubber at all as the materials are completely inert or biodegradable.

We currently have trademark applications pending for “FIRSTFORM” and “PRIMEPLAY”.

Service Mark

The Company’s service mark is “Building the Best Comes First” which stands for the Company’s commitment to research and development.

Employees

We have 2 full time employees, additionally, the Company employs 23 independent contractors including 214 contract employees for sales and two for accounting and investor relations services. None of our employees are represented by a labor union.

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

Upon completion of the Merger, on June 16, 2014, Anglesea merged with Sports Field Private Co in a short-form merger transaction (the “Short Form Merger”) under Nevada law. Upon completion of the Short Form Merger, the Company became the parent company of the Sport Field Private Co’s wholly owned subsidiaries, Sports Field Contractors LLC, SportsField Engineering, Inc. and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Anglesea changed its name to Sports Field Holdings, Inc. on June, 16 2014.

Where You Can Find More Information

Our website address is www.firstform.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO OUR COMPANY

WE ARE NOT YET PROFITABLE AND MAY NEVER BE PROFITABLE.

Since inception through December 31, 2015, Sports Field has raised approximately $6,000,000 in capital. During this same period, we have recorded net accumulated losses totaling $10,269,518. As of December 31, 2015, we had a working capital deficit of $2,517,035. Our net losses for the two most recent fiscal years ended December 31, 2015 and 2014 have been $3,338,157 and $3,832,856, respectively. Our ability to achieve profitability depends upon many factors, including the ability to develop and commercialize products. There can be no assurance that we will ever achieve profitable operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS.

As reflected in the financial statements, as of December 31, 2015 the Company has a cash balance of $61,400 and working capital deficit of $2,517,035. Furthermore, the Company had a net loss and net cash used in operations of $3,338,157 and $1,408,685, respectively, for the year ended December 31, 2015 and an accumulated deficit totaling $10,269,518. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the U.S. Securities and Exchange Commission (the “SEC”). We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

WE DEPEND ON OUR CHIEF EXECUTIVE OFFICER AND THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of Jeromy Olson, our Chief Executive Officer. Though no individual is indispensable, the loss of the services of Mr. Olson could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the life of Mr. Olson.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements. As a result, our management has concluded that as of December 31, 2015, we have material weaknesses in our internal control procedures and our internal control over financial reporting was ineffective.

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

Currently there are approximately 11,000 synthetic turf fields installed in the U.S. and approximately 1,000 new fields installed every year, according to the Synthetic Turf Council. Given that there are approximately 50,000 colleges and high schools in the U.S. with athletic programs, in so far as athletic fields are concerned, at some point in the future saturation will slow the growth of the industry. If we meet a lower demand for our products and services than we are expecting, our business, results of operations and financial condition are likely to be materially adversely affected. Moreover, overall demand for synthetic turf products and services in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by schools and municipalities in need of synthetic turf products or otherwise. This may reflect a saturation of the market for synthetic turf. To the extent that there is a slowdown in the overall market for synthetic turf, our business, results of operations and financial condition are likely to be materially adversely affected.

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

We place substantial reliance upon the efforts and abilities of Jeromy Olson, our Chief Executive Officer. Though no individual is indispensable, the loss of the services of Mr. Olson could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the life of Mr. Olson.

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

WE ARE BE SUBJECT TO PENNY STOCK RULES WHICH MAY MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We are currently subject to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 4320 Winfield Road, Suite 200, Warrenville, IL 60555. This office has approximately 500 sq. ft. office space rented at a rate of $1,100 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

Except as set forth below, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2015 fiscal year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2015	High	Low
First Quarter (January 1 – March 31)	$2.00	$1.00
Second Quarter (April 1 – June 30)	$2.00	$1.10
Third Quarter (July 1 – September 30)	$1.50	$1.10
Fourth Quarter (October 1 – December 31	$1.50	$0.11

Fiscal 2014*	High	Low
Third Quarter (July 1 – September 30)	$1.50	$1.50
Fourth Quarter (October 1 – December 31)	$1.50	$1.50

* The Company did not begin trading until the Third Quarter of fiscal 2014.

(b) Holders of Common Equity

As of April 11, 2016, there were 194 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are 430,000 outstanding options to purchase our securities. We intend to implement a 2016 Employee Stock Option Incentive Plan during the 2016 fiscal year.

Option Plan

We currently do not have a Stock Option Plan, however, we intend to implement a 2016 Employee Stock Option Incentive Plan during the 2016 fiscal year. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

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

Bookings/Backlog

Sales contracts signed for the year ended December 31, 2015 were approximately $4,381,000 compared to $1,170,000 in sales contracts signed for the year ended December 31, 2014, an increase of $3,211,000. This resulted in a backlog of approximately $492,000 as of December 31, 2015 compared to $35,000 as of December 31, 2014. Although timing for completion of the backlog varies depending on the job mix and can be as long as one year, we believe a significant portion of our current backlog will be completed within the next four months. Included in the backlog are all executed sales contract revenues, less any revenue amounts which have been previously recognized as a component of our percentage-of-completion revenue calculation. Management utilizes the backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, sales contract cancellations or job delays are possible.

Summary of Statements of Operations for the Year Ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014

Revenue	$3,941,833	$1,228,188
Gross profit (loss)	$(578,164)	$(488,323)
Operating expenses	$(2,705,568)	$(3,303,136)
Loss from operations	$(3,283,732)	$(3,791,459)
Other income (expense)	$(54,425)	$(41,397)
Net loss	$(3,338,157)	$(3,832,856)
Loss per common share - basic and diluted	$(0.24)	$(0.29)

Revenue

Revenue was $3,941,833 for the year ended December 31, 2015, as compared to $1,228,188 for the year ended December 31, 2014, an increase of $2,713,645. The increase in revenue is primarily attributable to the Company’s execution of its 2014/2015 sales and marketing initiatives including the hiring a professional sales team in April 2014. The substantial increase in revenue was due to the award of several large sales contracts during 2015 of which substantial work was completed on each contract during the year ended December 31, 2015.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(578,164), resulting in a negative gross profit margin of (14.7%), during the year ended December 31, 2015 as compared to a gross profit (loss) of $(488,323) and a negative gross profit margin of (39.8%) during the year ended December 31, 2014. Negative gross profit percentage decreased from (39.8%) for the year ended December 31, 2014 to (14.7%) for the year ended December 31, 2015. The Company recorded losses on three projects started during the 1st and 2nd quarters of 2015 of approximately $(654,000) during the year ended December 31, 2015. In-addition the Company recorded losses on a project starting during 2014 of approximately $(41,000) during the year ended December 31, 2015. The losses were primarily a result of historical projects that were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future. The Company has carefully reviewed its policies and procedures to ensure all future bids are submitted at acceptable profit margins. In-addition the Company recorded a loss on write-off of obsolete inventory of $69,166 during the year ended December 31, 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $2,705,568, compared to $3,303,136 for the year ended December 31, 2014, a decrease of $597,568. In the current year the Company incurred warranty costs which the Company believes will not be recurring, marketing costs and commission costs that were not incurred in the prior comparable year. In addition, during the current year, the Company incurred increases in travel and travel related expenses; marketing and marketing related expenses; and investor relations expenses. In the prior year, the Company incurred substantial costs in conjunction with the Company becoming a publicly traded company that were not incurred in the current comparable year. In-addition the Company realized a substantial decrease in stock based compensation expense during the current year as compared to the prior comparable year.

Other Income (Expenses)

Other income (expenses), net for the year ended December 31, 2015, were $(54,425), as compared to $(41,397) for the year ended December 31, 2014. For the year ended December 31, 2015 other income (expenses) consisted of $(91,759) in interest expense, miscellaneous income of $4,328, a loss on abandonment of furniture, fixtures and equipment of $(11,826) and a gain on sale of fabrication molds of $44,832. For the year ended December 31, 2014 other income (expenses) consisted of $(16,397) in interest expense and a $(25,000) expense for the forfeiture on a deposit related to prior management’s decision to purchase land during the year ended December 31, 2014.

Net Loss

The net loss for the year ended December 31, 2015 was $(3,338,157), or a basic and diluted loss per share of $(0.24), as compared to a net loss of $(3,832,856), or a basic and diluted loss per share of $(0.29), for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015, compared to December 31, 2014:

	December 31, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$382,967	$657,587	$(274,620)
Current Liabilities	$2,900,002	$414,919	$2,485,083
Working Capital (Deficit)	$(2,517,035)	$242,668	$(2,759,703)

At December 31, 2015, we had a working capital deficit of $(2,517,035) as compared to working capital of $242,668 at December 31, 2014, a decrease of $(2,759,703). The decrease in working capital is primarily attributable to the Company’s continued operating losses for the year ended December 31, 2015.

Summary Cash flows for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Net cash used in operating activities	$(1,408,685)	$(2,971,653)
Net cash used in investing activities	$-	(419,944)
Net cash provided by financing activities	$946,593	$3,914,614

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to contractors for project costs, consultants, legal and professional fees, marketing expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, depreciation expense, gains and losses on dispositions of fixed assets, amortization of debt issuance costs and amortization of debt discount, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items decreased from the year ended December 31, 2014 to the year ended December 31, 2015 due primarily to a decrease in equity-based compensation. In addition, the net increase in cash from changes in working capital activities from the year ended December 31, 2014 to the year ended December 31, 2015 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued contract costs, accrued legal fees related to public filing requirements; debt and equity financing agreements; and litigation fees, accrued accounting and auditing fees related to public filing requirements, accrued marketing expenses, accrued interest expense on the Company’s convertible and promissory notes and accrued consulting expenses related to sales representative agreements. These increases in cash from changes in working capital activities are partially offset by an increase in accounts receivable.

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2015 was $0 compared to $(419,944) for the year ended December 31, 2014. The decrease is primarily attributable to $350,000 in merger related acquisition costs, $25,000 for a deposit to purchase land and $36,437 for the purchase of equipment during the year ended December 31, 2014.

Cash Used in Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 and 2014 was $946,593 and $3,914,614, respectively. During the year ended December 31, 2015, the Company had the following financing transactions: i) received $585,000 in gross proceeds from the issuance of convertible notes and paid $(57,500) in debt issuance costs relating to the notes; ii) received $113,100 in net proceeds received from a private placement of its common stock; iii) received $355,993 in gross proceeds from promissory notes; iv) repaid $50,000 in promissory notes. During the year ended December 31, 2014, the Company had the following financing transactions: i) received approximately $4.3 million in net proceeds received from a private placement of its common stock; ii) repaid $414,774 in promissory notes and accrued interest on those notes; iii) received proceeds from related parties of $25,015.

Going Concern

As reflected in the accompanying consolidated financial statements, as of December 31, 2015 the Company had cash balance of $61,400 and a working capital deficit of $(2,517,035). Furthermore, the Company had a net loss and net cash used in operations of $(3,338,157) and $(1,408,685), respectively, for the year ended December 31, 2015 and an accumulated deficit totaling $(10,269,518). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. Spartan shall have the right to place up to an additional $700,000 or 636,364 Shares in the 2015 Financing to cover over-allotments at the same price and on the same terms as the other Shares sold in the 2015 Financing. The 2015 Spartan Advisory Agreement expires on January 1, 2019.

Subsequent to December 31, 2015, the Company sold 1,266,259 shares of common stock to investors in exchange for $1,392,885 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $181,075. In addition, 126,626 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for the year ended December 31, 2015, included elsewhere in this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2015.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

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

Item 9B. Other Information.

Subsequent to December 31, 2015, the Company completed seven closings (the “Closings”) of a private placement offering to accredited investors (the “Offering”) of up to $3,500,000 of the Company’s restricted common stock.

In connection with the Closings, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with 20 accredited investors (the “Investors”), and issued an aggregate of 1,266,259 shares of common stock for aggregate gross proceeds to the Company of $1,392,885.

The Company utilized the services of a FINRA registered placement agent for the Offering. In connection with the Closings, the Company paid such placement agent an aggregate cash fee of $181,075 and will issue to such placement agent or its designees warrants to purchase 126,626 shares of common stock. The net proceeds to the Company from the Closings, after deducting the forgoing fees and other Offering expenses, are expected to be approximately $1,211,810.

As of April 11, 2015, the Company has issued an aggregate of 1,384,441 shares of common stock for aggregate gross proceeds to the Company of $1,522,885 in connection with the Offering. In the aggregate, the amount of shares issued in the Offering exceeds 5% of the Company’s total outstanding shares.

The representations and warranties contained in the Subscription Agreements were made by the parties to, and solely for the benefit of, the other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The provisions of the Subscription Agreements, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 11, 2016:

Name	Age	Position	Officer and/or Director Since

Jeromy Olson	46	Chairman, Chief Executive Officer and Director	2014

Tracy Burzycki	45	Director	2015

Glenn Appel	44	Director	2015

Glenn Tilley	54	Director	2016

Jeromy Olson, Chief Executive Officer, Chairman, Director

Mr. Jeromy Olson, age 46, combines over 19 years in senior management as well sales and sales training. Mr. Olson is currently an owner of NexPhase Global, a sales management and consulting firm that he founded in 2013. From 2012 to 2013, Mr. Olson was Vice President of Sales and Marketing for Precision Plating Inc., a company involved in precious metal fabrication. From 2007 to 2012, Mr. Olson was Area Sales Manager for Beckman Coulter, a Clinical Diagnostic company that focused on hospital laboratory equipment manufacturing.

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

Tracy Burzycki, Director

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

Glenn Appel, Director

Mr. Appel, age 44, is the current Chief Executive Officer and President of Campania International, Inc. (“Campania”), one of the preeminent suppliers of garden elements in North America. For the last eleven years, as the Chief Executive Officer and President of Campania, Mr. Appel has fostered exceptional sales growth and constructed a highly effective management team. Prior to joining Campania, Mr. Appel held various management positions with Crayola, LLC.  Mr. Appel has an undergraduate degree from Lehigh University and an MBA from Columbia University.

In evaluating Mr. Appel’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his expertise in human resources and business execution, as well as his extensive experience as Chief Executive Officer and President of Campania International.

Glenn Tilley, Director

Mr. Tilley, age 54, combines over 30 years of experience in Sports Management and Sports and Entertainment Marketing leadership roles. Currently, Mr. Tilley is the Founder and CEO of The Champions Network, a business acceleration firm with a focus in the sports and health and wellness space. Previously, he was CEO of Ripken Baseball from 2010 to 2014, a baseball management and sports marketing firm where he established and expanded The Ripken Brand on a national level. Previous to his role at Ripken Baseball, Mr. Tilley, as President and CEO of Becker Group from 2001 to 2009, led the transformation of the firm into an international success as a leading entertainment and experiential marketing firm with clients such as The Walt Disney Company, Warner Brothers, The Discovery Channel, The Taubman Company, Simon Properties, and Westfield Properties. Before being promoted to President and CEO, Mr. Tilley was Vice President of Sales for Becker Group from 1992 through 2000. Previous to his role at Becker Group, Mr. Tilley was an executive at Sports Management firms Shapiro and Robinson and Eastern Athletic Services that represented and managed professional athletes in professional baseball and professional football.

Mr. Tilley graduated from Princeton University in 1984 with a bachelor’s degree in Political Science, where he was an All-Ivy League football player.

In evaluating Mr. Tilley’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his expertise and many roles within the sports industry, as well as his extensive management experience at different sports related companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of four members: Mr. Jeromy Olson, Ms. Tracy Burzycki, Mr. Glenn Appel and Mr. Glenn Tilley. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Ms. Burzycki, Mr. Appel and Mr. Tilley are qualified as independent and that she has no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

The Company does not currently have standing nominating, audit or compensation committees, but we intend to implement an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2016.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely, except one of our directors, Glenn Appel, did not timely file his Form 3. Mr. Appel was elected to the Board of Directors on August 27, 2015, and at the time of such election did not beneficially own any securities of the Company.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeromy Olson	2015	$120,000	0	0	0	0	0	0	$120,000
Chief Executive Officer(1)	2014	$37,000	0	280,000	0	0	0	0	$317,000

Joseph DiGeronimo	2015	$0	0	0	0	0	0	0	$0
Former Chief Executive Officer(2)	2014	$90,000	0	0	0	0	0	0	$90,000

Jeremy Strawn	2015	$0	0	0	0	0	0	0	$0
Former President(3)	2014	$17,120	0	0	0	0	0	0	$17,120

William Michaels	2015	$0	0	0	0	0	0	0	$0
Former Chief Operating Officer(4)	2014	$4,000	0	0	0	0	0	0	$4,000

Daniel Dalusie	2015	$0	0	0	0	0	0	0	$0
Former Director of Product Development(5)	2014	$88,000	0	0	0	0	0	0	$88,000

Mark Driver Former	2015	$0	0	0	0	0	0	0	$0
Chief Executive Officer(6)	2014	$0	0	0	0	0	0	0	$0

1.	Mr. Olson was appointed Chief Executive Officer of the Company on September 18, 2014. NexPhase Global, a consulting firm owned in part by Mr. Olson, invoices the Company $20,000 per month, $10,000 of which pertains to consulting services, and the other $10,000 pertains to Mr. Olson’s services as the Chief Executive Officer of the Company

2.	Mr. DiGeronimo resigned as the Company’s Chief Executive Officer and director on September 18, 2014. Prior to that date, Mr. DiGeronimo was a consultant to the Company and wages reflected in the table represent compensation for such consulting services.

3.	On May 22, 2014, Mr. Jeremy Strawn resigned from his positions as President and director of the Company. On May 22, 2014, the Company entered into a separation agreement and release (the “Strawn Agreement”) with Mr. Strawn to formalize the terms and conditions of Mr. Strawn’s resignation.

4.	On May 12, 2014, Mr. William Michaels’ employment with the Company was terminated.

5.	On January 12, 2015, Mr. Daniel Daluises’ employment with the Company was terminated.

6.	On August 22, 2013, Mr. Mark L. Driver, resigned from his position as the Company’s Chief Executive Officer and Director. On September 29, 2013, the Company entered into a settlement, severance and release agreement (the “Driver Agreement”) with Mr. Driver to formalize the terms and conditions of Mr. Driver’s resignation.

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

The Company shall pay Mr. Olson a salary at a rate of Ten Thousand and 00/100 Dollars ($10,000) per month that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $10,000,000, as amended, and an operating margin of at least 15%, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. In addition, Mr. Olson will be eligible to earn an annual bonus (the “Bonus”) equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined below) of between $1.00 and $1,000,000, the Mr. Olson shall receive a cash bonus of 15.0% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Olson shall receive an additional cash bonus of 10.0% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Olson shall receive an additional cash bonus of 5.0% of such annual Adjusted EBITDA which exceeds $2,000,000. “Adjusted EBITDA” shall mean earnings before interest, taxes, depreciation and amortization, the components of which shall be calculated in accordance with generally accepted accounting principles and as such components traditionally appear on the Company’s audited financial statements, excluding any and all expenses associated with (i) any share-based payment; (ii) any gain or loss related to derivative instruments; and (iii) any other non-cash expenses reasonably approved by the Board of Directors of the Company (the “Board”).

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

Outstanding Equity Awards at Fiscal Year-End 2015

The Company had no outstanding equity awards at the end of the most recent completed fiscal year, but the Company intends to implement a 2016 Employee Stock Option Incentive Plan during the 2016 fiscal year.

Director Compensation

During fiscal year 2015 certain directors were granted stock options for the service on the Company’s Board.

Director Compensation for Fiscal 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeromy Olson	-	-	-	-	-	-	-

Tracy Burzycki (1)	-	-	41,072	-	-	-	41,072

Glenn Appel (2)	-	-	15,250	-	-	-	15,250

Glenn Tilley (3)	-	-	-	-	-	-	-

(1)  Tracy Burzycki was appointed as a director on January 29, 2015. Mrs. Burzycki received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

(2) Glenn Appel was appointed as a director on August 27, 2015. Mr. Appel received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015.

(3) Glenn Tilley was appointed as a director on January 4, 2016.

Director Agreements

On January 29, 2015, the Company entered into a director agreement (the “Burzycki Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board effective January 29, 2015. The Burzycki Director Agreement may, at the option of the Board, be automatically renewed on such date that Ms. Burzycki is re-elected to the Board. Pursuant to the Burzycki Director Agreement, Ms. Burzycki is to be paid a stipend of one thousand dollars ($1,000) per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki shall receive warrants (the “Burzycki Warrants”) to purchase two hundred thousand (200,000) shares of the Company’s common stock.  The exercise price of the Burzycki Warrants shall be one dollar ($1.00) per share. The Burzycki Warrants shall vest in equal amounts over a period of two (2) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

On August 27, 2015, the Company entered into a director agreement (the “Appel Director Agreement”) with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board effective August 27, 2015. The Appel Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Appel is re-elected to the Board. Pursuant to the Appel Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel shall receive non-qualified stock options (the “Appel Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Appel Options shall be One Dollar ($1.00) per share. The Appel Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015.

On January 4, 2016, the Company entered into a director agreement (the “Tilley Director Agreement”) with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board effective January 4, 2016. The Tilley Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tilley is re-elected to the Board. Pursuant to the Tilley Director Agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley shall receive non-qualified stock options (the “Tilley Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Tilley Options shall be One Dollar ($1.00) per share. The Tilley Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the fourth fiscal quarter of 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 11, 2016 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 11, 2016. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Sports Field Holdings, Inc., at 4320 Winfield Road, Suite 200, Warrenville, IL 60555.

Name and Address of Beneficial Owner	Outstanding Common Stock	Percentage of Ownership of Common Stock
5% Beneficial Shareholders
Officers and Directors
Jeromy Olson	530,000	3.34%
Tracy Burzycki(1)	125,000	* %
Glenn Appel(2)	75,000	* %
Glenn Tilley(3)	243,500	1.52%

Officers and Directors as a Group (4 persons)	973,500	6.06%

* denotes less than 1%

1. Represents 125,000 vested options with an exercise price of $1.00 per share.

2. Represents 75,000 vested options with an exercise price of $1.00 per share.

3. Represents (i) 55,000 shares of common stock, (ii) 163,500 shares of common stock upon the conversion of notes held by such holder and (iii) 25,000 vested options with an exercise price of $1.00 per share.

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. We currently have 15,857,090 shares of common stock issued and outstanding.

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

Warrants

As of April 11, 2016, there are 634,694 outstanding warrants to purchase our common shares. The warrants are exercisable for a term of five years with an exercise price range of $1.00 - $1.10.

Options

There are 430,000 outstanding options to purchase our securities.

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

Item 13. Certain Relationships and Related Transactions.

Jeromy Olson, the CEO of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global, which provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $161,000 for the year ended December 31, 2015, of which $41,000 was stock based compensation for the year ended December 31, 2015.

On May 7, 2015, the Company issued an unsecured promissory note in the principal amount of $150,000 (the “Tilley Note”) to Glenn Tilley. The Tilley Note pays interest equal to 9% of the principal amount of the Tilley Note, payable in one lump sum. On March 31, 2016, Mr. Tilley entered into a letter agreement whereby, effective as of February 1, 2016, Mr. Tilley waived any and all defaults that may or may not have occurred prior to the date thereof (the “Waiver”). As consideration for the Waiver, the Company issued Mr. Tilley an additional 15,000 shares of the Company’s common stock. The principal amount of the Tilley Note increased from $150,000 to $163,500 as the initial interest amount, $13,500 as of February 1, 2016, was added to the principal amount of the Tilley Note. Pursuant to the Waiver, the maturity date of the Tilley Note was extended to July 1, 2016, and the Tilley Note shall pay interest as of February 1, 2016, at a rate of 9% per annum, payable in one lump sum on July 1, 2016.

Mr. Tilley was appointed as a director of the Company on January 4, 2016.

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

As of April 11, 2016, the Board determined that the following directors are independent under these standards:

Tracy Burzycki

Glenn Tilley

Glenn Appel

The Company does not currently have any committees but plans to establish an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2016.

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

Services	2015	2014

Audit Fees	$40,000	$51,250

Audit - Related Fees	-	-

Tax fees	$4,500	$12,500

All Other Fees	-	-

Total	$44,500	$63,750

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014)

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015)

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).

10.3	Director Agreement, dated January 29, 2015, between the Company and Tracy Burzycki (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015).

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015)

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: April 12, 2016	By:	/s/ Jeromy Olson
Name: Jeromy Olson
Title: Chief Executive Officer, Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeromy Olson	Chief Executive Officer, Principal Executive	April 12, 2016
Jeromy Olson	Officer, Chairman of the Board

/s/ Tracy Burzycki	Director	April 12, 2016
Tracy Burzycki

/s/ Glenn Appel	Director	April 12, 2016
Glenn Appel

/s/ Glenn Tilley	Director	April 12, 2016
Glenn Tilley

SPORTS FIELD HOLDINGS, INC

 CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2015 and 2014

SPORTS FIELD HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sports Field Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sports Field Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2015 and 2014. Sports Field Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Field Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a working capital deficit, a net loss and net cash used in operations of $2,517,035, $3,338,157 and $1,408,685, respectively and has an accumulated deficit totaling $10,269,518. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 12, 2016

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$61,400	$523,492
Accounts receivable	151,168	-
Costs and estimated earnings in excess of billings	137,016	-
Inventory	-	131,455
Prepaid expenses and other current assets	10,346	2,640
Debt issuance costs, net	23,037	-
Total current assets	382,967	657,587

Property, plant and equipment, net	14,249	114,102
Deposits	2,090	8,507

Total assets	$399,306	$780,196

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,896,557	$394,419
Billings in excess of costs and estimated earnings	-	20,500
Provision for estimated losses on uncompleted contracts	130,046	-
Promissory notes	313,993	-
Convertible notes payable, net of debt discount of $40,594	559,406	-
Total liabilities	2,900,002	414,919

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 13,915,331 and 13,545,275 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	138	135
Additional paid in capital	7,773,184	7,301,003
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(10,269,518)	(6,931,361)
Total stockholders' equity (deficit)	(2,500,696)	365,277

Total liabilities and stockholders' equity (deficit)	$399,306	$780,196

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue
Contract revenue	$3,941,833	$1,228,188
Total revenue	3,941,833	1,228,188

Cost of sales
Contract cost of sales	4,450,831	1,716,511
Loss on write-off of obsolete inventory	69,166	-
Total cost of sales	4,519,997	1,716,511

Gross profit (loss)	(578,164)	(488,323)

Operating expenses
Selling, general and administrative	2,677,524	3,007,510
Depreciation	28,044	67,212
Separation expense	-	228,414
Total operating expenses	2,705,568	3,303,136

Net loss from operations	(3,283,732)	(3,791,459)

Other income (expense), net
Interest, net	(91,759)	(16,397)
Miscellaneous income	4,328	-
Forfeit on deposit of land	-	(25,000)
Loss on abandonment of furniture, fixture and equipment	(11,826)	-
Gain on disposition of fabrication molds	44,832	-
Total other income (expense), net	(54,425)	(41,397)

Net loss before income taxes	(3,338,157)	(3,832,856)

Provision for income taxes	-	-

Net loss	$(3,338,157)	$(3,832,856)

Net loss per common share, basic	$(0.24)	$(0.29)

Net loss per common share, diluted	$(0.24)	$(0.29)

Weighted average common shares outstanding, basic	13,698,354	13,194,055

Weighted average common shares outstanding, diluted	13,698,354	13,194,055

 See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2013	-	$-	8,885,000	$89	$1,744,609	$(4,500)	$(3,098,505)	$(1,358,307)

Shares issued for services	-	-	1,010,000	9	1,009,991	-	-	1,010,000
Shares issued in an offering- net proceeds	-	-	5,000,000	50	4,304,323	-	-	4,304,373
Reverse merger fees	-	-	-	-	(365,000)	-	-	(365,000)
Additional shares resulting from the reverse merger	-	-	1,533,000	15	(15)	-	-	-
Cancellation of founders' shares	-	-	(3,742,200)	(37)	37	-	-	-
Separation Expense	-	-	192,100	2	192,098	-	-	192,100
Conversion of notes payable into common stock	-	-	667,375	7	333,681	-	-	333,688
Debt forgiveness of officer salaries	-	-	-	-	81,279	-	-	81,279
Net loss	-	-	-	-	-	-	(3,832,856)	(3,832,856)
Balance, December 31, 2014	-	-	13,545,275	135	7,301,003	(4,500)	(6,931,361)	365,277

Shares issued for services	-	-	225,000	2	225,998	-	-	226,000
Shares issued in an offering- net proceeds	-	-	118,182	1	113,099	-	-	113,100
Stock options issued for services	-	-	-	-	63,084	-	-	63,084
Shares issued with convertible promissory notes	-	-	25,000	-	70,000	-	-	70,000
Shares issued for cashless warrant exercise	-	-	1,874	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,338,157)	(3,338,157)
Balance, December 31, 2015	-	$-	13,915,331	$138	$7,773,184	$(4,500)	$(10,269,518)	$(2,500,696)

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,338,157)	$(3,832,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,044	67,212
Loss on write-off of obsolete inventory	69,166	-
Gain on disposition of fabrication molds	(44,832)	-
Loss on abandonment of furniture, fixture and equipment	11,826	-
Amortization of debt issuance costs	51,963	-
Amortization of debt discount	42,574	-
Accretion of original issue discount	9,832	-
Forfeit on deposit of land option	-	25,000
Forfeit on deposit of office lease	6,417	-
Loss on disposal of property, plant and equipment	-	31,547
Loss on settlement of related party loans receivable and payable	-	4,767
Common stock issued for employee separation	-	192,100
Common stock and options issued to consultants and employees	289,084	1,010,000
Changes in operating assets and liabilities:
Cash overdraft	-	(6,727)
Accounts receivable	(151,168)	14,874
Prepaid expenses	(7,706)	17,760
Inventory	62,289	(65,513)
Accounts payable and accrued expenses	1,589,453	(418,265)
Costs and estimated earnings in excess of billings	(137,016)	8,115
Billings in excess of costs and estimated earnings	(20,500)	(19,343)
Provision for estimated losses on uncompleted contracts	130,046	-
Increase in due from related party	-	(324)
Net cash used in operating activities	(1,408,685)	(2,971,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	-	(350,000)
Deposit on lease	-	(8,507)
Deposit on land option	-	(25,000)
Purchase of equipment	-	(36,437)
Net cash used in investing activities	-	(419,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	585,000	-
Debt issuance costs	(57,500)	-
Proceeds of promissory notes	355,993	-
Repayments of promissory notes	(50,000)	(391,183)
Proceeds from common stock subscriptions, net	113,100	4,304,373
Repayments of notes payable	-	(23,591)
Proceeds of related party advances	-	25,015
Net cash provided by financing activities	946,593	3,914,614

Increase (decrease) in cash	(462,092)	523,017
Cash, beginning of year	523,492	475

Cash, end of year	$61,400	$523,492

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$16,397
Taxes	$-	$-

Non cash investing and financing activities:
Cancellation of founders shares	$-	$37
Shares added though acquisitions	$-	$15
Conversion of notes and accrued interest into common stock	$-	$333,688
Forgiveness of officer accrued salaries	$-	$81,279
Original issue discount on promissory notes	$8,000	$-
Original issue discount on convertible notes	$15,000	$-
Debt discount paid in the form of common shares	$70,000	$-
Debt issuance costs accrued	$17,500	$-
Stock issuance costs paid in the form of warrants	$5,257	$204,759
Fabrication molds given in settlement agreement for liabilities	$59,983	$-
Property, plant and equipment given in separation agreement	$-	$190,180

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On May 13, 2014, The Board of Directors ratified the incorporation of Sports Field Engineering, Inc. and Sportsfield Athletic Construction Engineering, Inc., which became subsidiaries of the Company. On September 21, 2015, the Company filed articles of dissolution with the Florida Department of State dissolving Sportsfield Athletic Construction Engineering, Inc. Effective April 4, 2016, Sports Field Engineering, Inc. changed its name to FirstForm, Inc.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Sports Field Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. As of December 31, 2015 and 2014 the company did not have any cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first out) or market and consists primarily of construction materials.

During the year ended December 31, 2013, construction materials and shipping materials deemed obsolete in the amount of $65,941 and $3,225, respectively, were written-off.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to directors are treated on the same basis as awards granted to employees.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of December 31, 2015 and 2014, the Company’s accounts receivable balance was $151,168 and $0, respectively, and the allowance for doubtful accounts is $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of December 31, 2015 and, 2014.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014, respectively, are as follows:

	December 31,
	2015	2014

Warrants to purchase common stock	508,068	500,000
Options to purchase common stock	430,000	-
Convertible Notes	626,775	-
Totals	1,564,843	500,000

Significant Customers

The Company’s business focuses on securing a smaller number of high quality, highly profitable projects, which sometimes results in having a concentration of accounts receivable among a few customers. This concentration of accounts receivable is customary among the design and build industry for a company of our size. As we continue to grow and are awarded more projects, this concentration will continue to decrease.

At December 31, 2015, the Company had two customer representing 94% of the total accounts receivable balance.

At December 31, 2014, the Company had no customers representing at least 10% of the total accounts receivable balance.

For the year ended December 31, 2015, the Company had four customers that represented 97% of the total revenue and for the year ended December 31, 2014, the Company had two customers that represented 82% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company is currently evaluating the impact of the new standard.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, as of December 31, 2015 the Company had a cash balance of $61,400 and a working capital deficit of $(2,517,035). Furthermore, the Company had a net loss and net cash used in operations of $(3,338,157) and (1,408,685), respectively, for the year ended December 31, 2015 and an accumulated deficit totaling $(10,269,518). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Costs incurred on contracts in progress	$5,395,046	$927,601
Estimated earnings (losses)	(863,259)	(207,601)
	4,531,787	720,000
Less billings to date	(4,524,817)	(740,500)
	$6,970	$(20,500)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Costs and estimated earnings in excess of billings	$137,016	$-
Billings in excess of costs and estimated earnings	-	(20,500)
Provision for estimated losses on uncompleted contracts	(130,046)	-
	$6,970	$(20,500)

Warranty Costs

During the year ended December 31, 2015 the Company incurred costs of approximately $231,400 relating to the faulty installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of December 31, 2015.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2015	December 31, 2014
Furniture and equipment	$20,278	$144,501
Total	20,278	144,501
Less: accumulated depreciation	(6,029)	(30,399)
	$14,249	$114,102

Depreciation expense for the years ended December 31, 2015 and 2014 was $28,044 and $67,212, respectively.

In May 2014, the Company and its former President, Jeremy Strawn entered into a mutual separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company assigned title and ownership of various equipment held by the Company to Mr. Strawn. As a result, the Company recorded a disposal of property plant and equipment having a net book value of $221,727 and a termination of loans on the equipment totaling $190,180, resulting in a loss on disposal of property, plant and equipment of $31,547, which was recorded as a component of Separation Expense during the year ended December 31, 2014 in the Consolidated Statement of Operations.

On October 21, 2015, the Company and East Point Crossing, LLC (the “Landlord”) entered into a settlement and release agreement (the “East Point Settlement Agreement”). Pursuant to the East Point Settlement Agreement, the Company agreed to the transfer of all right, title and interest in and to the furniture, fixtures and equipment in the premises to the Landlord. (See Note 11 - Litigation) As a result, the Company recorded an abandonment of furniture, fixtures and equipment having a net book value of $11,826, resulting in a loss on abandonment of furniture, fixtures and equipment of $11,826.

On December 17, 2015, the Company and 308, LLC entered into a settlement and release agreement (the “Settlement Agreement”). As mutual consideration for entering into the Settlement Agreement with 308, LLC the Company assigned title and ownership of various fabrication molds held by the Company to 308,LLC and 308, LLC wrote down to $0 all past due royalties and/or any other amounts owed pursuant to the License Agreement. (See Note 11 - Litigation) As a result, the Company recorded a disposal of fabrication molds having a net book value of $59,983 and a termination of royalties due on the License Agreement totaling $104,815, resulting in a gain on disposition of fabrication molds of $44,832.

NOTE 6 – DEPOSITS

On June 16, 2014, the Company closed on its acquisition of Anglesea via a reverse triangular merger and paid the majority shareholders of Anglesea $350,000 in addition to the $15,000 deposit paid in the prior year.

In May 2013, the Company entered into a contract to purchase property in Springfield, Illinois. The purchase price was $1,050,000, and was payable in several installments. The Company paid the first four installments totaling $100,000. Prior to the closing date, a dispute arose that could not be remedied. The seller terminated the contract and the Company temporarily forfeited a total of $100,000 in payments made under the contract. During the year ended December 31, 2014, the forfeitures totaled $25,000 and is classified as forfeit on deposit of land in the Consolidated Statement of Operations. See Note 11 for litigation that resulted from the dispute.

Deposits at December 31, 2014 were comprised of a $6,417 security deposit on a Massachusetts office lease and a $2,090 security deposit on an Illinois office lease (See Note 11).

Deposits at December 31, 2015 were comprised of a $2,090 security deposit on an Illinois office lease (See Note 11).

NOTE 7 – DEBT

Convertible Notes

As of January 31, 2014, the Company owed $650,000 in principal and $74,871 in accrued interest relating to convertible promissory notes entered into during the year ended December 31, 2014. During 2014, the Company repaid in cash $391,183 on outstanding principal and converted the remaining principal of $258,817 and accrued interest of $74,871 into 667,375 shares of common stock.

On May 7, 2015, the Company issued unsecured convertible promissory notes (collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes are convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount shall be amortized to interest expense over the life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500 which were recorded as debt issue costs and shall be amortized over the life of the notes. The outstanding principal balance on the notes at December 31, 2015 was $450,000.

The notes matured on February 1, 2016. On March 31, 2016, the Note Holders entered into a letter agreement whereby, effective as of February 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “Waiver”). As consideration for the Waiver, the Company issued the Note Holders an aggregate of 45,000 shares of the Company’s common stock. The principal amount on the Notes increased from $450,000 to $490,500 as the initial interest amount, $40,500 as of February 1, 2016, was added to the principal amount of the Notes. The maturity date of the Notes was extended to July 1, 2016 and the Notes shall pay interest as of February 1, 2016 at a rate of 9% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from February 1, 2016 through July 1, 2016, the Notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after July 1, 2016, the notes are convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Notes remained the same.

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

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of $1.00 until the six month anniversary of each closing date.  If the Debenture is not repaid within six months, the Investor will be able to convert such Debenture at a conversion price equal to 65% of the lowest closing bid price for our common stock during the previous 20 trading days, subject to the terms and conditions contained in the Debenture. If the Debentures are repaid within 90 days of the date of issuance, there is no prepayment penalty or premium.  Following such time, a prepayment penalty or premium will apply.  As part of the transaction, we agreed to pay the Investor $5,000 and issue 25,000 shares of our Common Stock for certain due diligence and other transaction related costs. In-addition the Company incurred placement agent fees of $7,500 and legal fees of $7,500. The Company recorded a $25,000 debt discount relating to the 25,000 shares of common stock issued. The debt discount shall be amortized to interest expense over the life of the note. The remaining fees were recorded as debt issue costs and shall be amortized over the life of the note.

The Company assessed the conversion feature of the Debentures on the date of issuance and at end of each subsequent reporting period and concluded the conversion feature of the Debentures do not qualify as a derivative because there is no market mechanism for net settlement and it is not readily convertible to cash. The Company will reassess the conversion feature of the Debentures for derivative treatment at the end of each subsequent reporting period.

The outstanding principal balance on the Debentures at December 31, 2015 was $150,000. On February 19, 2016, the Company paid the Debentures in full along with a prepayment penalty in the amount of $45,000.

Promissory Notes

As discussed in Note 5, as a result of the separation agreement reached between the Company and Mr. Strawn, the following loans on equipment totaling $190,180 were assumed by Mr. Strawn.

i.	On August 28, 2013, the Company entered into a note agreement to fund a fixed asset purchase. The note matures on August 28, 2018, and bears interest at 0.83% per annum with monthly payments of $1,396.

ii.	On September 13, 2013, the Company entered into a note agreement to fund the purchase of a vehicle. The note matures on September 13, 2015 and bears interest at 5.09% per annum with monthly payments of $709.

iii.	On December 3, 2013, the Company traded in one of the two fixed assets purchased in December of 2012 for a new fixed asset. The note on the new fixed assets matures on December 3, 2017 and bears interest at 0% per annual with monthly payments of $1,361.

iv.	In December of 2012, the Company entered into two note agreements to fund fixed asset purchases. The notes mature on December 20, 2017 and bear interest at .84% and 0% per annum, respectively; with aggregate monthly payments of $2,046. The Company has imputed an interest rate of 3% on the loans.

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan is payable upon the Company raising $500,000 in a qualified offering. The remaining balances is payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and shall be amortized over the life of the loan. The outstanding principal balance on the loan at December 31, 2015 was $200,000.

On September 21, 2015, the Company entered into a promissory note with an investor in the principal amount of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company. On November 17, 2015, the Company paid $50,000 of principal on the note. The outstanding principal balance on the note at December 31, 2015 was $113,993. Subsequent to December 31, 2015, the Company paid an aggregate of $113,993 of principal on the note.

NOTE 8- STOCKHOLDERS EQUITY (DEFICIT)

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

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2015 and 2014, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of December 31, 2015 and December 31, 2014, the Company has 13,915,331 and 13,545,275 shares of common stock issued and outstanding, respectively.

Common stock issued for note conversions

As discussed in Note 7, during the year ended December 31, 2014 the holders of certain convertible notes converted outstanding principal and accrued interest into 667,375 shares of common stock.

Common stock issued in placement of debt

As part of a securities purchase agreement entered into on August 19, 2015, we agreed to issue an investor 25,000 shares of our common stock for certain due diligence and other transaction related costs.

Common stock issued in cashless exercise of warrants

On June 17, 2015, a warrant holder elected their cash-less exercise provision and exercised 3,750 warrants. Accordingly, the Company issued 1,874 shares of common stock in connection with such exercise.

Common stock issued for services

On April 1, 2015, 20,000 restricted shares were granted to a certain employee with a fair value of $20,000. The restricted shares vest over a one year period - 25% three months from the date of issue and the remaining shares vesting quarterly until the end of the term. The Company has recorded $15,000 in stock-based compensation expense for the year ended December 31, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Consolidated Statement of Operations.

During the year ended December 31, 2015, 210,000 shares of common stock valued at $211,000 were issued for professional services provided to the Company.

During the year ended December 31, 2014, 760,000 shares of common stock valued at $760,000 were issued for professional services provided to the Company.

As discussed in Note 11, Jeromy Olson was issued 250,000 shares of common stock valued at $250,000 upon execution of his employment agreement with the company as Chief Executive Officer.

Cancellation of common stock

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

On September 18, 2014, 250,000 common shares valued at $250,000 were issued to Jeromy Olson when he entered into an employment agreement to serve as the Company’s Chief Executive Officer (“CEO”). As discussed in Note 11, Mr. Olson will also be issued stock options after the Company adopts a formal option plan that is approved by the Board of Directors.

Common stock issued as part of separation agreement

On May 22, 2014 Mr. Strawn received 192,100 shares of common stock valued at $192,100, which was recorded as a component of Separation expense in the Consolidated Statement of Operations.

Sale of common stock

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

During the year ended December 31, 2015, the Company sold 118,182 shares of common stock to investors in exchange for $130,000 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $16,900. In addition, 11,818 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $5,257 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Stock options issued for services

During the year ended December 31, 2015, the Company's board of directors authorized the grant of 430,000 stock options, having a total fair value of approximately $171,881, with a vesting period ranging from 1.00 year to 1.84 years. These options expire between January 29, 2020 and August 27, 2020.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
	2015	2014
Risk free interest rate	1.47-1.83%	1.49-1.64%
Dividend yield	0.00%	0.00%
Expected volatility	44% - 45%	45%
Expected life in years	5	5
Forfeiture Rate	0.00%	0.00%

Since the Company has no trading history, volatility was determined by averaging volatilities of comparable companies.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The following is a summary of the Company’s stock option activity during the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2014	-	$-	-
Granted	430,000	1.03	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2015	430,000	$1.03	4.36
Exercisable - December 31, 2015	172,500	$1.07	4.26

At December 31, 2015 and 2014, the total intrinsic value of options outstanding was $40,000 and $0, respectively.

At December 31, 2015 and 2014, the total intrinsic value of options exercisable was $15,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $63,084 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014. As of December 31, 2015, the remaining balance of unamortized expense is $108,797 and is expected to be amortized over a remaining period of 1.5 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the year ended December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2013	-	$-
Granted	500,000	1.00	4.09
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2014	500,000	$1.00	4.09
Exercisable - December 31, 2014	500,000	$1.00	4.09
Granted	11,818	1.10
Exercised	(3,750)	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2015	508,068	$1.00	3.13
Exercisable - December 31, 2015	508,068	$1.00	3.13

At December 31, 2015 and 2014, the total intrinsic value of warrants outstanding and exercisable was $49,625 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Prior to the year ended December 31, 2015 the Company utilized All Synthetics Group, a company under the control of Jeremy Strawn, one of the Company’s former officers and directors, to acquire products and services where vendor purchase lines had been previously established. For the year ended December 31, 2014, the Company purchased an aggregate of $25,015 through All Synthetics Group.

Pursuant to the Separation Agreement, all related party loans receivable and payable involving Mr. Strawn were cancelled. As a result, the Company recorded a loss on the settlement of related party loans receivable and payable of $4,767, which was recorded as a component of Separation expense in the Consolidated Statement of Operations during the year ended December 31, 2014.

Sports Field Contractors LLC, a subsidiary of the Company, is a grantor under a commercial security agreement issued in favor of Illini Bank, as lender, by The AllSynthetic Group, Inc., as borrower, on November 26, 2012, in connection with a loan made by Illini Bank to The AllSynthetic Group, Inc. in the amount of $249,314 (the “Illini Loan”).  Jeremy Strawn, a former officer of the Company, executed the Illini Loan on behalf of The AllSynthetic Group, Inc. in his capacity as such company’s President/CEO.  The Illini Loan appears to have matured on November 26, 2013 and appears to currently be in default.  The Illini Loan is collateralized by all of the assets of Sports Field Contractors LLC; however, because Sports Field Contractors LLC is an inactive subsidiary of the Company and had no assets at December 31, 2015, the Company believes that it does not have any financial exposure in connection with the Illini Loan.

During 2014, four of the Company’s officers agreed to forgive the accrued salaries due to them. The total accrued salaries that were forgiven by the officers totaled $81,279 and was accounted for as an adjustment to Additional paid in capital.

Jeromy Olson, the Chief Executive Officer of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $161,000 for the year ended December 31, 2015. Included in consulting expense for the year ended December 31, 2015 was 40,000 shares of common stock valued at $41,000 issued to NexPhase Global.

Consulting expenses pertaining to the firm’s services were $254,948 for the year ended December 31, 2014. Included in consulting expense for the year ended December 31, 2014 was 130,000 shares of common stock valued at $130,000 issued to NexPhase Global.

NOTE 10 – EMPLOYEE SEPARATIONS

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

In addition, as discussed above in Notes 5 and 7, Mr. Strawn was also assigned title and ownership to various equipment and related equipment loans held by the Company.

On September 19, 2014, Joseph DiGeronimo resigned from his position as the Company’s Chief Executive Officer.

On October 9, 2014, Dan Daluise resigned from his position as a member of the Company’s Board of Directors.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of $61,639 during the year ended December 31, 2015.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company was obligated to issue 62,500 shares of the Company common stock on August 16, 2015. On November 15, 2016, the Company is obligated to issue an additional 62,500 shares of the Company’s common stock. As of December 31, 2015 the shares have not been issued. The Company has recorded compensation expense relating to the agreement of $53,432 during the year ended December 31, 2015.

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

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $2,500 per month and is obligated to issue 50,000 shares of the Company common stock upon execution of the agreement and 10,000 shares of the Company common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded stock based compensation relating to this agreement of $120,000 during the year ended December 31, 2015.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $32,246 during the year ended December 31, 2015.

In February 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 25,000 shares of the Company common stock within 15 days of the date of execution and delivery of a certain synthetic turf contract and 20,000 shares of the Company common stock upon reaching certain sales milestones. The Company has recorded compensation expense relating to the equity portion of the agreement of $16,667 during the year ended December 31, 2015.

In November 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The term of the agreement is for 3 years from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 75,000 shares of the Company common stock (the “Payment Shares”) within 30 days of execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to September 30, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to June 30, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $2,785 during the year ended December 31, 2015.

In December 2015, the Company reached an agreement with an individual to provide non-exclusive sales services. The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 125,000 shares of the Company common stock which shall vest at the rate of 25,000 shares per quarter, effective beginning as of the quarter ending March 31, 2016 and 20,000 shares of the Company common stock upon reaching certain sales milestones. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $602 during the year ended December 31, 2015.

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

Employment Agreements

In September 2014, Jeromy Olson entered into a 40 month employment agreement to serve in the capacity of CEO, with subsequent one year renewal periods. The CEO will receive a monthly salary of $10,000 that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $10,000,000, as amended, and an operating margin of at least 15%, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. The agreement provides for cash bonuses of 15% of the annual Adjusted EBITDA between $1 and $1,000,000, 10% of the annual Adjusted EBITDA between $1,000,001 and $2,000,000 and 5% of the annual Adjusted EBITDA greater than $2,000,000. For purposes of the agreement, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less share based payments, gains or losses on derivative instruments and other non-cash items approved by the Board of Directors. The CEO was issued 250,000 shares of common stock on the date of the agreement and will receive 250,000 shares of common stock on January 1, 2016 provided the agreement is still in effect. Lastly, the CEO will be issued qualified stock options as follows:

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

Director Agreements

On January 29, 2015, the Company entered into a director agreement (“Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board of Directors of the Company (the “Board”) effective January 29, 2015. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Ms. Burzycki is re-elected to the Board. Pursuant to the Director Agreement, Ms. Burzycki is to be paid a stipend of $1,000 per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki received non-qualified stock options to purchase 200,000 common shares at an exercise price of $1.00 per share. The options shall vest in equal amounts over a period of two years at the rate of 25,000 shares per quarter on the last day of each such quarter, commencing in the first quarter of 2015. The total grant date value of the options was $82,140 which shall be expensed over the vesting period.

On August 27, 2015, the Company entered into a director agreement with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board of Directors of the Company effective August 27, 2015. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Appel is re-elected to the Board. Pursuant to the Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel receive non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock.  The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015. The total grant date value of the options was $80,932 which shall be expensed over the vesting period.

Placement Agent and Finders Agreements

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective November 20, 2013 (the “2013 Spartan Advisory Agreement”). Pursuant to the 2013 Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “2013 Financing”) of up to $5 million of the Company’s equity securities (the “Securities”) and a reverse merger.

The Company, upon closing of the 2013 Financing, shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the 2013 Financing. The Company shall grant and deliver to Spartan at the closing of the 2013 Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the 2013 Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

Along with the above fees, the Company shall pay (i) a $10,000 engagement fees upon execution of the agreement, (ii) 3% of the gross proceeds raised for expenses incurred by Spartan in connection with this 2013 Financing, together with cost of background checks on the officers and directors of the Company and (iii) a monthly fee of $10,000 for 24 months contingent upon Spartan successfully raising $3.5 million under the 2013 Financing.

The Company entered into a second exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. Spartan shall have the right to place up to an additional $700,000 or 636,364 Shares in the 2015 Financing to cover over-allotments at the same price and on the same terms as the other Shares sold in the 2015 Financing. The 2015 Spartan Advisory Agreement expires on January 1, 2019.

The Company, upon closing of the 2015 Financing, shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the 2015 Financing. The Company shall grant and deliver to Spartan at the closing of the 2015 Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the 2015 Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the 2015 Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

Along with the above fees, the Company shall pay (i) $15,000 engagement fees upon execution of the agreement, (ii) 3% of the gross proceeds raised for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company, (iii) a monthly fee of $10,000 for 4 months for the period commencing October 1, 2015 through January 1, 2016; and contingent upon Spartan successfully raising $2.0 million under the 2015 Financing (iv) a monthly fee of $5,000 for 6 months for the period commencing February 1, 2016 through July 1, 2016; (v) a monthly fee of $7,500 for 6 months for the period commencing August 1, 2016 through January 1, 2017; (vi) a monthly fee of $10,000 for 12 months for the period commencing February 1, 2017 through January 1, 2018; (vii) a monthly fee of $13,700 for 12 months for the period commencing February 1, 2018 through January 1, 2019. The obligation to pay the monthly fee shall survive any termination of this agreement.

As of December 31, 2015 and 2014, Spartan was owed fees of $17,500 and $0, respectively.

Litigation

On May 5, 2014, Sports Field was named as a defendant in a civil lawsuit in the Circuit Court of the Seventh Judicial Circuit in Sangamon County, Illinois (“the Court”). Sallenger Incorporated, as plaintiff, is making certain claims against the Company in connection with a mechanics lien and for unjust enrichment. The matter was settled on December 18, 2014. The Company agreed to pay Sallenger a total of $210,000, with $50,000 upfront and $16,000 per month for ten months thereafter. As of December 31, 2015, the settlement was paid in full.

On October 21, 2015, the Company and East Point Crossing, LLC (the “Landlord”) entered into a settlement and release agreement (the “East Point Settlement Agreement”). Whereas, on April 15, 2013, the Company and the Landlord entered into a lease agreement for office space in Massachusetts (the “Lease Agreement”). In October 2014, the Company vacated the office space and on August 24, 2015 the Landlord filed a complaint against the Company for non-payment of rent and breach of other covenants, conditions and obligations of the Lease Agreement (the “Lease Litigation”). Pursuant to the East Point Settlement Agreement, the Company and the Landlord agreed to the following: a settlement payment in the amount of $12,943 to be paid in 2 payments within 60 days (the “Settlement Amount”); transfer of all right, title and interest in and to the furniture, fixtures and equipment in the premises to Landlord; and forfeiture of the last month’s rent and security deposit held by the Landlord. Upon performance of the obligations set forth in the East Point Settlement Agreement, the Landlord releases and forever discharges the Company from any and all claims and causes of action, excepting only claims arising out of third-party liability claims. The Settlement Amount was paid in full as of December 31, 2015.

On December 17, 2015, the Company and 308, LLC (the “Parties”) entered into a settlement and release agreement (the “Settlement Agreement”). Whereas, on April 15, 2013, the Parties entered into a non-exclusive patent license agreement for use of 308, LLC’s patented design synthetic turf base (the “License Agreement”). A dispute arose between the parties concerning the License Agreement and on September 25, 2015 308, LLC filed a complaint against the Company for breach of the License Agreement (the “Litigation”). Pursuant to the Settlement Agreement, the Parties wish to mutually terminate the License Agreement and to dismiss the Litigation. As mutual consideration for entering into the Settlement Agreement the Company assigned title and ownership of various fabrication molds held by the Company to 308,LLC and 308, LLC wrote down to $0 all past due royalties and/or any other amounts owed pursuant to the License Agreement. As a result, the Company recorded a disposal of fabrication molds having a net book value of $59,983 and a termination of royalties due on the License Agreement totaling $104,815, resulting in a gain on disposition of fabrication molds of $44,832.

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company believes this claim to be unfounded and is continuing to vigorously defend itself.

Operating Leases

On April 1, 2014, the Company entered into a new lease agreement for its office space in Massachusetts. The lease commenced on that date and expires on March 31, 2017. The lease has minimum monthly payments of $2,115, $2,151 and $2,188 for year one, two and three, respectively. The Company was required to pay a security deposit to the lessor totaling $6,417. In October 2014, the Company vacated the office space and subsequently defaulted on the lease. (See Litigation above).

On September 23, 2015, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2016 and expires on December 31, 2016. The lease has minimum monthly payments of $1,04. The rents for the first and seventh months of 2016 are free. The lease automatically renews for periods of 12 months unless three months notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at December 31, 2015 was immaterial.

Rent expense was $33,215 and $28,951 for the years ended December 31, 2015 and 2014, respectively.

NOTE 12 - INCOME TAXES

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2015, 2014, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

Components of deferred tax assets are as follows:

	December 31,
	2015	2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,461,800	$1,829,659
Depreciation	(3,200)	(14,618)
Less valuation allowance	(2,458,600)	(1,815,041)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2015	2014
U.S. statutory federal tax rate	(34.0)%	(34.0)%

State income taxes, net of federal tax benefit	(3.5)%	(4.3)%

Shares issued for services	3.3%	9.0%

Shares issued in a separation agreement	0.0%	1.7%

Tax rate change	6.8%	0.0%

Deferred tax true-up	7.0%	0.0%

Other permanent differences	1.4%	(2.9)%

Change in valuation allowance	19.0%	30.5%

Effective income tax rate	0.0%	0.0%

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

The Company has available at December 31, 2015 unused federal and state net operating loss carry forwards totaling approximately $6,600,000 that may be applied against future taxable income that expire through 2024. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax asset. The valuation allowance increased approximately $643,500 and $1,166,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company sold 1,266,259 shares of common stock to investors in exchange for $1,392,885 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $181,075. In addition, 126,626 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

On January 4, 2016, the Company entered into a director agreement with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board of Directors of the Company (the “Board”) effective January 4, 2016. The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tilley is re-elected to the Board. Pursuant to the director agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley shall receive non-qualified stock options (the “Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing January 4, 2016.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor. The note pays interest at a rate of 12% per annum and matures on August 19, 2016 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at a conversion price equal to: (i) from the Effective Date through the Maturity Date at $1.00 per share; and (ii) beginning one day after the Maturity Date, or notwithstanding the foregoing, at any time after the Company has registered shares of its common stock underlying the note in a registration statement on Form S-1 or any other form applicable thereto, the lower of $1.00 per share or the variable conversion price (as defined in the note).

The Company used the proceeds of the note to pay off a debenture issued in favor of a private investor on August 19, 2015. The debenture was in the principal amount of $150,000 and as of the date of this filing the investor has been paid all principal and interest due in full satisfaction thereof.

As additional consideration for issuing the note, on the Effective Date the Company issued to the investor 35,000 shares of the Company’s restricted common stock.

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (the (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement.

In March 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of March 15, 2016 (the “Effective Date”). The individual will receive up to 1% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15th day of each month for the first 4 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual.

On March 28, 2016, the Company entered into an agreement with a financial services company (the “Factor”) for the purchase and sale of accounts receivables. The financial services company advances up to 80% of qualified customer invoices and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are returned to the Company, less applicable discount fees. The Company is initially charged 2.0% on the face value of each invoice purchased and 0.008% for every 30 days the invoice remains outstanding. Uncollectable customer invoices are charged back to the Company after 90 days. As of the date of this filing, accounts receivable purchased by the Factor amounted to $283,327 and advances from the Factor amounted to $226,661. Advances from the Factor are collateralized by all accounts receivable of the Company.

