Form 10-Q
period 2016-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2016-05-16
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, there were 16,087,389 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	F-2

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2016 and 2015	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 – F-16

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$-	$61,400
Accounts receivable	367,215	151,168
Costs and estimated earnings in excess of billings	152,533	137,016
Prepaid expenses and other current assets	162,211	10,346
Total current assets	681,959	359,930

Property, plant and equipment, net	13,235	14,249
Deposits	2,090	2,090

Total assets	$697,284	$376,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Cash overdraft	$1,767	$-
Accounts payable and accrued expenses	1,817,314	1,896,557
Billings in excess of costs and estimated earnings	13,149	-
Provision for estimated losses on uncompleted contracts	113,364	130,046
Promissory notes	267,312	313,993
Convertible notes payable, net of debt discount of $90,782 and $40,594, respectively and debt issuance costs of $0 and $23,037, respectively	523,662	536,369
Total liabilities	2,736,568	2,876,965

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 15,506,940 and 13,915,331 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	155	138
Additional paid in capital	9,362,353	7,773,184
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(11,397,292)	(10,269,518)
Total stockholders' equity (deficit)	(2,039,284)	(2,500,696)

Total liabilities and stockholders' equity (deficit)	$697,284	$376,269

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Contract revenue	$811,075	$517,860
Total revenue	811,075	517,860

Cost of sales
Contract cost of sales	763,860	401,738
Total cost of sales	763,860	401,738

Gross profit	47,215	116,122

Operating expenses
Selling, general and administrative	955,204	441,722
Research & development	59,773	-
Depreciation	1,014	7,226
Total operating expenses	1,015,991	448,948

Net loss from operations	(968,776)	(332,826)

Other income (expense), net
Interest, net	(159,239)	3,115
Miscellaneous income	241	-
Total other income (expense), net	(158,998)	3,115

Net loss before income taxes	(1,127,774)	(329,711)

Provision for income taxes	-	-

Net loss	$(1,127,774)	$(329,711)

Net loss per common share, basic	$(0.08)	$(0.02)

Net loss per common share, diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding, basic	14,816,690	13,537,608

Weighted average common shares outstanding, diluted	14,816,690	13,537,608

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,127,774)	$(329,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,014	7,226
Amortization of debt issuance costs	23,037	-
Amortization of debt discount	69,520	-
Accretion of original issue discount	2,010	-
Common stock and options issued to consultants and employees	557,071	20,884
Changes in operating assets and liabilities:
Cash overdraft	1,767	-
Accounts receivable	(216,047)	-
Prepaid expenses	(57,159)	(42,120)
Accounts payable and accrued expenses	(38,743)	198,648
Costs and estimated earnings in excess of billings	(15,517)	(276,313)
Billings in excess of costs and estimated earnings	13,149	373,189
Provision for estimated losses on uncompleted contracts	(16,682)	-
Net cash used in operating activities	(804,354)	(48,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	150,000	-
Repayments of convertible notes	(150,000)
Repayments of promissory notes	(141,387)	-
Proceeds from common stock subscriptions	884,341	-
Net cash provided by financing activities	742,954	-

Increase (decrease) in cash	(61,400)	(48,197)
Cash, beginning of period	61,400	523,492

Cash, end of period	$-	$475,295

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,372	$-
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$94,706	$-
Debt discount - beneficial conversion feature	$67,637	$-
Debt discount paid in the form of common shares	$80,137	$-
Stock issuance costs paid in the form of warrants	$41,340	$-
Increase in principal amount of convertible notes in conjunction with debt modification	$40,500	$-

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (“the Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation engaged in product development, engineering, manufacturing, and the construction, design and building of athletic facilities, as well as supplying its own proprietary high end synthetic turf products to the sports industry.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 12, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sports Field Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015 the company did not have any cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, the Company’s accounts receivable balance was $367,215 and $151,168, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the three months ended March 31, 2016 and 2015, the Company incurred research and development expenses of $59,773 and $0, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of March 31, 2016 and December 31, 2015.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The debt discount attributable to the BCF is amortized over the period from issuance to the date that the debt matures.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	March 31,
	2016	2015

Warrants to purchase common stock	600,480	500,000
Options to purchase common stock	622,500	25,000
Unvested restricted common shares	100,000	-
Convertible Notes	670,136	-
Totals	1,993,116	525,000

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 100,000 and 0 shares as of March 31, 2016 and 2015, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

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

At March 31, 2016, the Company had two customer representing 99.6% of the total accounts receivable balance.

At December 31, 2015, the Company had two customer representing 94% of the total accounts receivable balance.

For the three months ended March 31, 2016, the Company had three customers that represented 94% of the total revenue and for the three months ended March 31, 2015, the Company had one customer that represented 94% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $23,037 of debt issuance costs were reclassified in the condensed consolidated balance sheet from current assets to convertible notes payable. The adoption of ASU 2015-03 did not impact our condensed consolidated financial position, results of operations or cash flows.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted the provisions of ASU 2014-12 on January 1, 2016. The adoption of ASU 2014-12 did not impact our condensed consolidated financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

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

In April 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2016 the Company had a cash deficit of $(1,767) and a working capital deficit of $(2,054,609). Furthermore, the Company had a net loss and net cash used in operations of $(1,127,774) and (804,354), respectively, for the three months ended March 31, 2016 and an accumulated deficit totaling $(11,397,292). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Costs incurred on contracts in progress	$4,107,520	$5,395,046
Estimated earnings (losses)	(584,767)	(863,259)
	3,522,752	4,531,787
Less billings to date	(3,496,732)	(4,524,817)
	$26,020	$6,970

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$152,533	$137,016
Billings in excess of costs and estimated earnings	(13,149)	-
Provision for estimated losses on uncompleted contracts	(113,364)	(130,046)
	$26,020	$6,970

Warranty Costs

During the three months ended March 31, 2016 the Company incurred costs of approximately $9,592. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore, the Company does not believe a warranty reserve is required as of March 31, 2016.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31, 2016	December 31, 2015
Furniture and equipment	$20,278	$20,278
Total	20,278	20,278
Less: accumulated depreciation	(7,043)	(6,029)
	$13,235	$14,249

Depreciation expense for the years ended March 31, 2016 and 2015 was $1,014 and $7,226, respectively.

NOTE 6 – DEBT

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

Glenn Tilley, a director of the Company, is the holder of $163,500 of principal of the aforementioned Notes.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the Waiver as a debt modification. Accordingly, the Company recorded a debt discount of $49,500 in the condensed consolidated balance sheet. The debt discount shall be amortized to interest expense over the life of the note.

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

As additional consideration for issuing the note, on the Effective Date the Company issued to the investor 35,000 shares of the Company’s restricted common stock. The Company recorded a $30,637 debt discount relating to the 35,000 shares of common stock issued. The debt discount shall be amortized to interest expense over the life of the convertible note.

The intrinsic value of the convertible note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the note of $67,637 to be amortized over the period from issuance to the date that the debt matures.

The Company assessed the conversion feature of the note on the date of issuance and at end of each subsequent reporting period and concluded the conversion feature of the note did not qualify as a derivative because there is no market mechanism for net settlement and it is not readily convertible to cash. The Company will reassess the conversion feature of the note for derivative treatment at the end of each subsequent reporting period.

The outstanding principal balance on the convertible note at March 31, 2016 was $170,000.

Promissory Notes

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan is payable upon the Company raising $500,000 in a qualified offering. The remaining balances is payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and shall be amortized over the life of the loan. The outstanding principal balance on the loan at March 31, 2016 was $200,000. Subsequent to March 31, 2016, the Company paid $20,000 of principal on the loan.

On September 21, 2015, the Company entered into a promissory note with an investor in the principal amount of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company. On November 17, 2015, the Company paid $50,000 of principal on the note. The outstanding principal balance on the note at December 31, 2015 was $113,993. During the three months ended March 31, 2016, the Company paid remaining note principal of $113,993 in full. As of March 31, 2016, accrued interest due was $2,486.

On January 26, 2016, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $65,006, which would accrue interest at 3.5% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $7,328.66, including interest starting on February 27, 2016.

As of March 31, 2016, the outstanding balance related to this finance agreement was $50,707.

On November 30, 2015, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $29,700, which would accrue interest at 3.8% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make nine monthly payments of $3,352.47, including interest starting on January 3, 2016.

As of March 31, 2016, the outstanding balance related to this finance agreement was $16,604.

NOTE 7- FACTOR AGREEMENT

On March 28, 2016, the Company entered into an agreement with a financial services company (the “Factor”) for the purchase and sale of accounts receivables. The financial services company advances up to 80% of qualified customer invoices and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are returned to the Company, less applicable discount fees. The Company is initially charged 2.0% on the face value of each invoice purchased and 0.008% for every 30 days the invoice remains outstanding. Uncollectable customer invoices are charged back to the Company after 90 days. As of March 31, 2016, the Company had not received advances from the Factor. As of the date of this filing, accounts receivable purchased by the Factor amounted to $353,648 and advances from the Factor amounted to $282,917. Advances from the Factor are collateralized by all accounts receivable of the Company.

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

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of March 31, 2016 and December 31, 2015, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of March 31, 2016 and December 31, 2015, the Company has 15,506,940 and 13,915,331 shares of common stock issued and outstanding, respectively.

Common stock issued in placement of debt

As part of a securities purchase agreement entered into on February 19, 2016, we agreed to issue an investor 35,000 shares of our common stock.

Common stock issued in debt modification

As part of a debt modification entered into on March 31, 2016, we agreed to issue three investors an aggregate of 45,000 shares of our common stock.

Common stock issued for services

On March 31, 2016, 1,000 shares of common stock were granted to a certain employee with a fair value of $1,100.

During the three months ended March 31, 2016, 336,500 shares of common stock valued at $356,400 were issued to various consultants for professional services provided to the Company.

As discussed in Note 10, Jeromy Olson was issued 250,000 shares of common stock valued at $275,000 as per the terms of his employment agreement with the company as Chief Executive Officer.

Sale of common stock

During the three months ended March 31, 2016, the Company sold 924,109 shares of common stock to investors in exchange for $1,016,520 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $132,179. In addition, 92,412 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $41,340 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Stock options issued for services

During the three months year ended March 31, 2016, the Company's board of directors authorized the grant of 200,000 stock options, having a total fair value of approximately $97,500, with a vesting period of 2.00 years. These options expire on January 4, 2021.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

For the Three Months Ended March 31,
2016
Risk free interest rate	1.73%
Dividend yield	0.00%
Expected volatility	45.25%
Expected life in years	5
Forfeiture Rate	0.00%

Since the Company has no trading history, volatility was determined by averaging volatilities of comparable companies.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments that do not qualify to use the simplified method.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 31, 2016	430,000	$1.03	5.00
Granted	200,000	1.00	5.00
Exercised	-	-	-
Forfeited/Cancelled	(7,500)	1.50	-
Outstanding - Mach 31, 2016	622,500	$1.02	4.32
Exercisable - March 31, 2016	272,500	$1.04	4.17

At March 31, 2016 and 2015, the total intrinsic value of options outstanding was $60,000 and $0, respectively.

At March 31, 2016 and 2015, the total intrinsic value of options exercisable was $25,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $34,571 for the three months ended March 31, 2016 and $10,884 for the three months ended March 31, 2015. As of March 31, 2016, the remaining balance of unamortized expense is $169,714 and is expected to be amortized over a remaining period of 1.5 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	508,068	$1.00	3.13
Granted	92,412	1.10
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2016	600,480	$1.02	3.19
Exercisable - March 31, 2016	600,480	$1.02	3.19

At March 31, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $49,625 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $61,000 for the three months ended March 31, 2016. Included in consulting expense for the three months ended March 31, 2016 was 10,000 shares of common stock valued at $11,000 issued to NexPhase Global.

Consulting expenses pertaining to the firm’s services were $40,000 for the three months ended March 31, 2015. Included in consulting expense for the three months ended March 31, 2015 was 10,000 shares of common stock valued at $10,000 issued to NexPhase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 6 - Convertible Notes - May 7, 2015 Notes).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of $39,781 during the three months ended March 31, 2016.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company was obligated to issue 62,500 shares of the Company common stock on August 16, 2015. On November 15, 2016, the Company is obligated to issue an additional 62,500 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of $32,633 during the three months ended March 31, 2016.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $30,806 during the three months ended March 31, 2016.

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

On March 14, 2016, the consulting agreement was further amended. The monthly fee was increased to $20,000 per month for a period of twelve months. At the end of the twelve month period the monthly payment reverts back to $10,000.

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $2,500 per month and is obligated to issue 50,000 shares of the Company common stock upon execution of the agreement and 10,000 shares of the Company common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $11,000 during the three months ended March 31, 2016.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $9,057 during the three months ended March 31, 2016.

In February 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 25,000 shares of the Company common stock within 15 days of the date of execution and delivery of a certain synthetic turf contract and 20,000 shares of the Company common stock upon reaching certain sales milestones. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,167 during the three months ended March 31, 2016.

In November 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The term of the agreement is for 3 years from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 75,000 shares of the Company common stock (the “Payment Shares”) within 30 days of execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to September 30, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to June 30, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $6,850 during the three months ended March 31, 2016.

In December 2015, the Company reached an agreement with an individual to provide non-exclusive sales services. The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 125,000 shares of the Company common stock which shall vest at the rate of 25,000 shares per quarter, effective beginning as of the quarter ending March 31, 2016 and 20,000 shares of the Company common stock upon reaching certain sales milestones. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $27,400 during the three months ended March 31, 2016.

In March 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of March 15, 2016 (the “Effective Date”). The individual will receive up to 1% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15th day of each month for the first 4 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. The Company has recorded compensation expense relating to the equity portion of the agreement of $772 during the three months ended March 31, 2016.

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

Director Agreements

On January 4, 2016, the Company entered into a director agreement with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board of Directors of the Company (the “Board”) effective January 4, 2016. The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tilley is re-elected to the Board. Pursuant to the director agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley shall receive non-qualified stock options (the “Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing January 4, 2016. The total grant date value of the options was $97,535 which shall be expensed over the vesting period.

Advisory Board Agreements

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

Litigation

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company believes this claim to be unfounded and is in the process of settling the matter while continuing to vigorously defend itself.

Operating Leases

On September 23, 2015, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2016 and expires on December 31, 2016. The lease has minimum monthly payments of $1,045. The rents for the first and seventh months of 2016 are free. The lease automatically renews for periods of 12 months unless a three month notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at March 31, 2016 and December 31, 2015 was immaterial.

Rent expense was $3,617 and $10,111 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company sold 576,449 shares of common stock to investors in exchange for $634,094 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $82,432. In addition, 57,645 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Subsequent to March 31, 2016, 4,000 shares of common stock were issued to a consultant for professional services provided to the Company.

F-16

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

Summary of Statements of Operations for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$811,075	$517,860
Gross profit	$47,215	$116,122
Operating expenses	$(1,015,991)	$(448,948)
Loss from operations	$(968,776)	$(332,826)
Other income (expense)	$(158,998)	$3,115
Net loss	$(1,127,774)	$(329,711)
Loss per common share - basic and diluted	$(0.08)	$(0.02)

Revenue

Revenue was $811,075 for the three months ended March 31, 2016, as compared to $517,860 for the three months ended March 31, 2015, an increase of $293,215. The substantial increase in revenue was primarily due to the award of a large sales contract during the first quarter of 2016 of which substantial work was completed on the contract during the three months ended March 31, 2016.

Gross Profit (Loss)

The Company generated a gross profit of $47,215, resulting in a gross profit margin of 5.82%, during the three months ended March 31, 2016 as compared to a gross profit of $116,122 and a gross profit margin of 22.4% during the three months ended March 31, 2015. Gross profit margin percentage decreased from 22.4% for the three months ended March 31, 2015 to 5.82% for the three months ended March 31, 2016 due to a decrease in overall estimated profit margins on jobs entered into during the three months ended March 31, 2016.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 126% during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The overall $567,043 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in stock based compensation expense of $473,000. The increase was primarily due to an increase in stock based awards issued during the current period compared to the corresponding prior period.
●	An increase of research and development expenses of $59,773. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.
●	An increase in professional fees of $23,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, sales consultants and investor relations. These increases were partially offset by a decrease in legal fees, accounting fees and financial advisory service fees.
●	An increase in travel and travel related expenses of $6,200 as a result of increased sales and project management travel expenses.
●	An increase in warranty expenses of $9,592.
●	A decrease in advertising, marketing and marketing related expenses of $(10,000).

Other Income (Expenses)

Other income (expenses), net for the three months ended March 31, 2016, were $(158,998), as compared to $3,115 for the three months ended March 31, 2015. For the three months ended March 31, 2016 other income (expenses) consisted of $(159,239) in interest expense and miscellaneous income of $241. For the three months ended March 31, 2015 other income (expenses) consisted of $3,115 in interest income.

Net Loss

The net loss for the three months ended March 31, 2016 was $(1,127,774), or a basic and diluted loss per share of $(0.08), as compared to a net loss of $(329,711), or a basic and diluted loss per share of $(0.02), for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016, compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$681,959	$359,930	$322,029
Current Liabilities	$2,736,568	$2,876,965	$(140,397)
Working Capital (Deficit)	$(2,054,609)	$(2,517,035)	$(462,426)

At March 31, 2016, we had a working capital deficit of $(2,054,609) as compared to working capital deficit of $(2,517,035) at December 31, 2015, a working capital deficit decrease of $462,426. During the three months ended March 31, 2016 the Company received approximately $884,000 in net proceeds from the private placement of common stock through Spartan Capital. The Company used the proceeds to pay down debt and vendor liabilities and to fund operations due to the Company’s continued operating losses during the three months ended March 31, 2016.

Summary Cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash used in operating activities	$(804,354)	$(48,197)
Net cash used in investing activities	$–	–
Net cash provided by financing activities	$742,954	$–

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

The adjustments for the non-cash items increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due primarily to an increase in equity-based compensation and the amortization of debt discount on debt agreements entered into during the 1st quarter of 2016. In addition, the net decrease in cash from changes in working capital activities from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily consisted of an increase in accounts receivable due primarily due to a large contract entered into during the 1st quarter of 2016 and a decrease in accounts payable and accrued expenses primarily due to the Company paying down vendor liabilities with the proceeds received from the private placement of the Company’s common stock during the 1st quarter of 2016.

Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $742,954 and $0, respectively. During the three months ended March 31, 2016, the Company had the following financing transactions: i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $(150,000) towards convertible notes ; ii) repaid $141,387 in promissory notes; iii) received $884,341 in net proceeds from common stock subscriptions. During the three months ended March 31, 2015, the Company had no financing transactions.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2016 the Company had a cash deficit of $(1,767) and a working capital deficit of $(2,054,609). Furthermore, the Company had a net loss and net cash used in operations of $(1,127,774) and $(804,354), respectively, for the three months ended March 31, 2016 and an accumulated deficit totaling $(11,397,292). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to March 31, 2016, the Company sold 576,449 shares of common stock to investors in exchange for $634,094 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $82,432. In addition, 57,645 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company believes this claim to be unfounded and is in the process of settling the matter while continuing to vigorously defend itself.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 12, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as provided below, there were no unregistered sales of equity securities for the quarter ended March 31, 2016 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

On March 24, 2016, April 1, 2016, April 8, 2016 and April 29, 2016, the Company conducted the sixth, seventh, eighth and ninth closings, respectively (collectively, the “Closings”) of a private placement offering to accredited investors (the “Offering”) of the Company’s common stock at a price of $1.10 per share.

In connection with the Closings, the Company entered into definitive subscription agreements with 18 accredited investors and issued 690,085 shares of the Company’s common stock for gross proceeds of $759,094 in connection with the Closings. Proceeds from the Offering were used for general working capital purposes and for advancing the Company’s business plan.

To date, the Company has entered into definitive subscription agreements with 28 accredited investors (the “Subscription Agreements”) and issued an aggregate of 1,573,286 shares of the Company’s common stock for aggregate gross proceeds of $1,730,614 in connection with the Offering.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

SPORTS FIELD HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

