Form 10-Q
period 2016-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2016-08-15
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 15, 2016, there were 16,343,573 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	F-2

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2016 and 2015	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 – F-19

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash & cash equivalents	$-	$61,400
Accounts receivable	187,202	151,168
Costs and estimated earnings in excess of billings	97,796	137,016
Prepaid expenses and other current assets	178,131	10,346
Total current assets	463,129	359,930

Property, plant and equipment, net	12,221	14,249
Deposits	2,090	2,090

Total assets	$477,440	$376,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Cash overdraft	$3,518	$-
Accounts payable and accrued expenses	1,720,633	1,896,557
Due to factor	58,788	-
Billings in excess of costs and estimated earnings	82,322	-
Provision for estimated losses on uncompleted contracts	59,315	130,046
Promissory notes	205,775	313,993
Convertible notes payable, net of debt discount of $55,432 and $40,594, respectively and debt issuance costs of $0 and $23,037, respectively	605,068	536,369
Total current liabilities	2,735,419	2,876,965

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 16,281,571 and 13,915,331 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	163	138
Additional paid in capital	10,160,838	7,773,184
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(12,414,480)	(10,269,518)
Total stockholders' equity (deficit)	(2,257,979)	(2,500,696)

Total liabilities and stockholders' equity (deficit)	$477,440	$376,269

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Contract revenue	$467,483	$896,034	$1,278,558	$1,413,894
Total revenue	467,483	896,034	1,278,558	1,413,894

Cost of sales
Contract cost of sales	525,220	1,069,352	1,289,080	1,471,090
Total cost of sales	525,220	1,069,352	1,289,080	1,471,090

Gross profit (loss)	(57,737)	(173,318)	(10,522)	(57,196)

Operating expenses
Selling, general and administrative	816,399	772,876	1,771,603	1,214,598
Research & development	28,674	-	88,447	-
Depreciation	1,014	7,225	2,028	14,451
Total operating expenses	846,087	780,101	1,862,078	1,229,049

Net loss from operations	(903,824)	(953,419)	(1,872,600)	(1,286,245)

Other income (expense), net
Interest, net	(113,364)	(15,042)	(272,603)	(11,927)
Miscellaneous income	-	-	241	-
Total other income (expense), net	(113,364)	(15,042)	(272,362)	(11,927)

Net loss before income taxes	(1,017,188)	(968,461)	(2,144,962)	(1,298,172)

Provision for income taxes	-	-	-	-

Net loss	$(1,017,188)	$(968,461)	$(2,144,962)	$(1,298,172)

Net loss per common share, basic and diluted	$(0.06)	$(0.07)	$(0.14)	$(0.10)

Weighted average common shares outstanding, basic and diluted	16,428,223	13,557,473	15,622,456	13,552,568

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,144,962)	$(1,298,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,028	14,451
Amortization of debt issuance costs	23,037	8,967
Amortization of debt discount	148,023	8,967
Accretion of original issue discount	4,913	-
Common stock and options issued to consultants and employees	761,621	48,200
Changes in operating assets and liabilities:
Cash overdraft	3,518	-
Accounts receivable	(36,034)	(85,042)
Prepaid expenses	(73,079)	(16,625)
Inventory	-	62,289
Accounts payable and accrued expenses	(132,892)	381,370
Costs and estimated earnings in excess of billings	39,220	(44,765)
Billings in excess of costs and estimated earnings	82,322	20,209
Provision for estimated losses on uncompleted contracts	(70,731)	232,957
Net cash used in operating activities	(1,393,016)	(667,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	150,000	450,000
Repayments of convertible notes	(150,000)
Debt issuance costs	-	(45,000)
Repayments of promissory notes	(202,924)	-
Proceeds from (repayments to) factoring	56,256	-
Proceeds from common stock subscriptions	1,478,284	-
Net cash provided by financing activities	1,331,616	405,000

Increase (decrease) in cash	(61,400)	(262,194)
Cash, beginning of period	61,400	523,492

Cash, end of period	$-	$261,298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,345	$-
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$94,706	$-
Debt discount - beneficial conversion feature	$67,637	$-
Debt discount paid in the form of common shares	$80,137	$45,000
Stock issuance costs paid in the form of warrants	$69,147	$-
Increase in principal amount of convertible notes in conjunction with debt modification	$40,500	$-

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (the “Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation engaged in product development, engineering, manufacturing, and the construction, design and building of athletic facilities, as well as supplying its own proprietary high end synthetic turf products to the sports industry.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015 the company did not have any cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, the Company’s accounts receivable balance was $187,202 and $151,168, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the three months ended June 30, 2016 and 2015, the Company incurred research and development expenses of $28,674 and $0, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred research and development expenses of $88,447 and $0, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of June 30, 2016 and December 31, 2015.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2016 and 2015, respectively, are as follows:

	June 30,
	2016	2015

Warrants to purchase common stock	662,543	500,000
Options to purchase common stock	622,500	230,000
Unvested restricted common shares	100,000	-
Convertible Notes	679,498	456,075
Totals	2,064,541	1,186,075

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 100,000 and 0 shares as of June 30, 2016 and 2015, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

Significant Customers

The Company’s business focuses on securing a smaller number of high quality, highly profitable projects, which sometimes results in having a concentration of sales and accounts receivable among a few customers. This concentration is customary among the design and build industry for a company of our size. As we continue to grow and are awarded more projects, this concentration will continue to decrease.

At June 30, 2016, the Company had three customers representing 100.0% of the total accounts receivable balance.

At December 31, 2015, the Company had two customers representing 94% of the total accounts receivable balance.

For the three months ended June 30, 2016, the Company had three customers that represented 46%, 16% and 26% of the total revenue and for the three months ended June 30, 2015, the Company had two customers that represented 74% and 16% of the total revenue.

For the six months ended June 30, 2016, the Company had three customers that represented 24%, 51% and 17% of the total revenue and for the six months ended June 30, 2015, the Company had two customers that represented 45% and 49% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $23,037 of debt issuance costs were reclassified in the condensed consolidated balance sheet from current assets to convertible notes payable. The adoption of ASU 2015-03 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2016 the Company had a cash deficit of $(3,518) and a working capital deficit of $(2,272,290). Furthermore, the Company had a net loss and net cash used in operations of $(2,144,962) and (1,393,016), respectively, for the six months ended June 30, 2016 and an accumulated deficit totaling $(12,414,480). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Costs incurred on contracts in progress	$4,686,789	$5,395,046
Estimated earnings (losses)	(642,505)	(863,259)
	4,044,284	4,531,787
Less billings to date	(4,088,125)	(4,524,817)
	$(43,841)	$6,970

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$97,796	$137,016
Billings in excess of costs and estimated earnings	(82,322)	-
Provision for estimated losses on uncompleted contracts	(59,315)	(130,046)
	$(43,841)	$6,970

Warranty Costs

During the three and six months ended June 30, 2016 the Company incurred costs of approximately $8,300 and $17,500, respectively. During the three and six months ended June 30, 2015 the Company incurred costs of approximately $206,000 and $206,000, respectively, relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore, the Company does not believe a warranty reserve is required as of June 30, 2016.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	June 30, 2016	December 31, 2015
Furniture and equipment	$20,278	$20,278
Total	20,278	20,278
Less: accumulated depreciation	(8,057)	(6,029)
	$12,221	$14,249

Depreciation expense for the three and six months ended June 30, 2016 was $1,014 and $2,028, respectively.

Depreciation expense for the three and six months ended June 30, 2015 was $7,225 and $14,451, respectively.

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

As of July 1, 2016, the Company is not compliant with the repayment terms of the Notes but no defaults under the Notes have been called by the Note Holders. As of that date, the outstanding principal balance on the Notes was $450,000. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted.

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

The outstanding principal balance on the convertible note at June 30, 2016 was $170,000.

Promissory Notes

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan is payable upon the Company raising $500,000 in a qualified offering. The remaining balances is payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and shall be amortized over the life of the loan. On May 3, 2016, the Company paid 10,000 in note principal and $10,000 of accrued interest on the loan and the Company entered into a promissory note with the lender for the remaining principal amount of $190,000. Pursuant to the terms of the promissory note agreement, the note bears interest at a rate of 8% and requires the Company to make one monthly principal payment of $10,000, one monthly principal payment of $12,500, eleven monthly principal payments of $15,000 and one monthly principal payment of $2,500, all along with interest starting on June 1, 2016. The note matures on July 1, 2017 and is unsecured. The outstanding principal balance on the note at June 30, 2016 was $170,000.

On September 21, 2015, the Company entered into a promissory note with an investor in the principal amount of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company. On November 17, 2015, the Company paid $50,000 of principal on the note. The outstanding principal balance on the note at December 31, 2015 was $113,993. During the six months ended June 30, 2016, the Company paid the remaining note principal of $113,993 in full. As of June 30, 2016, accrued interest due was $2,486.

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

As of June 30, 2016, the outstanding balance related to this finance agreement was $29,102.

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

As of June 30, 2016, the outstanding balance related to this finance agreement was $6,673.

NOTE 7- FACTOR AGREEMENT

On March 28, 2016, the Company entered into an agreement with a financial services company (the “Factor”) for the purchase and sale of accounts receivables. The financial services company advances up to 80% of qualified customer invoices and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are returned to the Company, less applicable discount fees. The Company is initially charged 2.0% on the face value of each invoice purchased and 0.008% for every 30 days the invoice remains outstanding. Uncollectable customer invoices are charged back to the Company after 90 days. During the six months ended June 30, 2016, accounts receivable purchased by the Factor amounted to $353,648 and advances from the Factor amounted to $282,917. At June 30, 2016 the advances from the factor, inclusive of fees, amounted to $58,788. Advances from the Factor are collateralized by all accounts receivable of the Company.

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

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of June 30, 2016 and December 31, 2015, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of June 30, 2016 and December 31, 2015, the Company has 16,281,571 and 13,915,331 shares of common stock issued and outstanding, respectively.

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

On June 30, 2016, 1,500 shares of common stock were granted to a certain employee with a fair value of $1,650.

During the six months ended June 30, 2016, 489,000 shares of common stock valued at $524,150 were issued to various consultants for professional services provided to the Company.

As discussed in Note 10, Jeromy Olson was issued 250,000 shares of common stock valued at $275,000 as per the terms of his employment agreement with the company as Chief Executive Officer.

Sale of common stock

During the six months ended June 30, 2016, the Company sold 1,544,740 shares of common stock to investors in exchange for $1,699,214 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $220,929. In addition, 154,475 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $69,147 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Stock options issued for services

During the six months ended June 30, 2016, the Company's board of directors authorized the grant of 200,000 stock options, having a total fair value of approximately $97,500, with a vesting period of 2.00 years. These options expire on January 4, 2021.

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

Since the Company has limited trading history, volatility was determined by averaging volatilities of comparable companies.

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

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 31, 2016	430,000	$1.03	5.00
Granted	200,000	1.00	5.00
Exercised	-	-	-
Forfeited/Cancelled	(7,500)	1.50	-
Outstanding - June 30, 2016	622,500	$1.02	4.07
Exercisable - June 30, 2016	355,000	$1.04	3.95

At June 30, 2016 and 2015, the total intrinsic value of options outstanding was $60,000 and $0, respectively.

At June 30, 2016 and 2015, the total intrinsic value of options exercisable was $32,500 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $35,150 and $69,721 for the three and six months ended June 30, 2016, respectively, and $12,317 and $23,201 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the remaining balance of unamortized expense is $134,564 and is expected to be amortized over a remaining period of 1.25 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the six months ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	508,068	$1.00	3.13
Granted	154,475	1.10
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2016	662,543	$1.03	3.12
Exercisable - June 30, 2016	662,543	$1.03	3.12

At June 30, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $49,625 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 33.3% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $61,000 and $122,000 for the three and six months ended June 30, 2016, respectively. Included in consulting expense for the three and six months ended June 30, 2016 were 10,000 and 20,000 shares of common stock valued at $11,000 and $22,000, respectively, issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $40,000 and $80,000 for the three and six months ended June 30, 2015. Included in consulting expense for the three and six months ended June 30, 2015 were 10,000 and 20,000 shares of common stock valued at $10,000 and $20,000, respectively, issued to Nexphase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 6 - Convertible Notes - May 7, 2015 Notes).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of $39,782 and $79,563 during the three and six months ended June 30, 2016, respectively.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company was obligated to issue 62,500 shares of the Company common stock on August 16, 2015. On November 15, 2016, the Company is obligated to issue an additional 62,500 shares of the Company’s common stock. The Company has recorded compensation expense relating to the agreement of $32,633 and $65,266 during the three and six months ended June 30, 2016, respectively.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $68,374 and $99,180 during the three and six months ended June 30, 2016, respectively.

On April 14, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide financial and operational services to the Company. The agreement terminates on March 31, 2017. As compensation for the services, the Company shall pay the consultant $2,400 per month and is obligated to issue $1,000 in shares of the Company common stock to be issued quarterly in arrears based on a share price equal to the 30-day moving average share price. The Company may terminate this agreement by providing 21 days advance written notice for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $2,500 and $2,500 during the three and six months ended June 30, 2016, respectively.

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

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $2,500 per month and is obligated to issue 50,000 shares of the Company common stock upon execution of the agreement and 10,000 shares of the Company common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $11,000 and $22,000 during the three and six months ended June 30, 2016, respectively.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $9,057 and $18,114 during the three and six months ended June 30, 2016, respectively.

In February 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 25,000 shares of the Company common stock within 15 days of the date of execution and delivery of a certain synthetic turf contract and 20,000 shares of the Company common stock upon reaching certain sales milestones. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,166 and $8,333 during the three and six months ended June 30, 2016, respectively.

In November 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The term of the agreement is for 3 years from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 75,000 shares of the Company common stock (the “Payment Shares”) within 30 days of execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to September 30, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to June 30, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $6,850 and $13,700 during the three and six months ended June 30, 2016, respectively.

In December 2015, the Company reached an agreement with an individual to provide non-exclusive sales services. The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 125,000 shares of the Company common stock which shall vest at the rate of 25,000 shares per quarter, effective beginning as of the quarter ending March 31, 2016 and 20,000 shares of the Company common stock upon reaching certain sales milestones. No equity compensation will be owed in connection with any renewal term. The Company has recorded compensation expense relating to the equity portion of the agreement of $27,399 and $54,799 during the three and six months ended June 30, 2016, respectively.

In March 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of March 15, 2016 (the “Effective Date”). The individual will receive up to 1% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15th day of each month for the first 4 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,387 and $5,159 during the three and six months ended June 30, 2016, respectively.

In April 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of April 20, 2016 (the “Effective Date”). The individual will receive up to 4% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms. The Company may terminate this agreement by providing 60 days advance written notice for the duration of the agreement. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15th day of each month for the first 6 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,387 and $5,159 during the three and six months ended June 30, 2016, respectively.

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

Advisory Board Agreements

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (the (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement. The Company has recorded compensation expense relating to the agreement of $8,740 and $8,740 during the three and six months ended June 30, 2016, respectively.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019. The Agreement grants SFE certain defined promotional opportunities and supplier benefits. For the exclusive rights given to SFE in the Agreement, SFE will pay IMG $626,000. The payment terms are 1/3 after completion and acceptance of the lacrosse field built by SFE, 1/3 fifteen (15) months later and 1/3 30 months later plus IMG is capped on the price per square ft it will pay for future turf fields. If the Agreement is terminated at any time, the unpaid balance on the $626,000 owed to IMG still remains payable. As of June 30, 2016 the Company has accrued a liability of $78,250 related to the Agreement and is included in accounts payable and accrued expenses at June 30, 2016.

Placement Agent and Finders Agreements

The Company entered into a non-exclusive agreement with GP Nurmenkari, Inc. (“GP”) effective June 28, 2016 (the “GP Agreement”) and ending on August 31, 2016 (the “GP Term”), pursuant to which GP will introduce the Company to one or more investors (“Investors”) in connection with providing the Company with equity and/or debt financing.

GP will be compensated for its services under the agreement as follows:

(A)	The Company shall pay consideration to GP at each closing, in cash, a fee in an amount equal to 4.5% of the aggregate gross proceeds raised from (i) each sale of securities pursuant to a financing.

(B)	The Company shall grant and deliver to GP at each closing of a Financing warrants to purchase common stock of the Company (the “GP Warrants”) in the amount equal to (i) in the case of an equity financing, the amount that is 5.5% of the securities sold pursuant to such equity financing and (ii) in the case of a debt financing, the number of shares of common stock of the Company that can be purchased with 5.5% of the amount of cash funded pursuant to such debt financing, based on the highest trading price of the Company’s common stock as of the trading date immediately preceding the date of such closing. The GP Warrants shall (i) be exercisable commencing on the date of issuance at a price equal to the lower of (x) $0.70 per share and (y) the market price equal to the trailing volume weighted average price (VWAP) for the seven trading days immediately preceding the date of such closing, (ii) expire seven years after the date of issuance, and (iii) include the most favorable anti-dilution protection contained in the Company’s current securities or included in any security issued by the Company during the term of the Warrants, a cashless and automatic exercise provision, customary registration rights, and shall be non-redeemable.

(C)	If within twenty-four months from the date of the agreement, the Company completes any financing of equity or debt with any Investors who participated in a financing, the Company will pay to GP upon the closing of such financing all compensation set forth in the GP Agreement.

(D)	If at any time within the twelve months following the expiration of the GP Agreement, the Company completes a transaction or receives consideration from any person (i) who has issued a term sheet to the Company through GP during the GP Term; (ii) with whom the Company or GP had discussions during the GP Term, then, the Company shall pay GP the cash fee described above.

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

Operating Leases

On September 23, 2015, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2016 and expires on December 31, 2016. The lease has minimum monthly payments of $1,045. The rents for the first and seventh months of 2016 are free. The lease automatically renews for periods of 12 months unless a three month notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at June 30, 2016 and December 31, 2015 was immaterial.

For the three months ended June 30, 2016 and 2015, the Company incurred rent expense of $2,854 and $1,906, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred rent expense of $6,471 and $12,017, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company sold 170,453 shares of common stock to investors in exchange for $187,498 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $24,375. In addition, 17,045 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Subsequent to June 30, 2016, 62,000 shares of common stock were issued to a consultant for professional services provided to the Company.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company and First Form, Inc. (the “Borrowers”) and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $35,000 for entering into the Credit Agreement. In addition, as per the terms of the GP Finders Agreement (See Note 10), the Company is obligated to pay a fee of $30,150 to GP and issue GP 51,395 common stock purchase warrants. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date of this filing was $670,000.

On August 3, 2016, the Company entered into a sponsorship agreement with the National Council of Youth Sports (NCYS).  NCYS agreed to provide marketing support services to the Company for a period of 12 months. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. The Company will compensate NCYS an annual non-refundable sponsorship fee of $20,000 per year, with $5,000 due upon signing of the agreement and three (3) additional $5,000 payments made every 4 weeks successively, and $20,000 per year thereafter due on the anniversary renewal date for the term of the agreement. Furthermore, the Company will compensate NCYS an additional commission fee for each referral/introduction that results in a business transaction. The amount of commission fee due is 2.0% of the Total Invoice Price of the Project. “Total Invoice Price” shall mean the total contract price at which a Project is invoiced to the customer. No fee shall be due or payable until the Company has entered into the business transaction with those that NCYS has introduced. The fee shall be paid as follows: (i) on the 10th day following the date on which construction begins, half (50%) will be due and payable and (ii) upon the Company’s receipt of payment in full the remaining half (50%) shall be due and payable.

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

Overview

Sports Field Holdings, Inc. (the “Company” or “Sports Field”), through its wholly owned subsidiary FirstForm, Inc. (formerly SportsField Engineering, Inc., “FirstForm”), is an innovative product development company engaged in the design, engineering and construction of athletic fields, facilities and sports complexes and the sale of customized synthetic turf products and synthetic track systems.

According to Applied Market Information (AMI), over 2,000 athletic field projects were constructed in the U.S. in 2015, creating a $1.8 billion synthetic turf market. These statistics are supported by the number of square meters of synthetic turf manufactured and installed in the U.S. in 2015 based on an average size of 80,000 sqft per project. We believe synthetic turf fields have become the field of choice for public and private schools, municipal parks and recreation departments, non-profit and for profit sports venue businesses, residential and commercial landscaping and golf related venues. We believe this is due to the spiraling costs associated with maintaining natural grass athletic fields and the demand for increased playing time, durability of the playing surface and the ability to play on that surface in any weather conditions.

Although synthetic turf athletic fields and synthetic turf have become a viable alternative to natural grass fields, there are a number of technical and environmental issues that have arisen through the evolution of the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf including but not limited to environmental and safety concerns related to infill used in synthetic turf fields as well the reduction of surface heat, Gmax levels (the measure of how much force the surface absorbs and in return, how much is returned to the athlete) as well drainage issues related to the base construction of a turf installation.

In addition to increased need for available playing space, collegiate athletic facilities have become an attractive recruiting tool for many institutions. The competition for athletes and recruiting has resulted in a multitude of projects to build new or upgrade existing facilities. These facilities projects include indoor fields, bleachers, press boxes, lighting, concession stands as well as locker rooms and gymnasiums. We believe that our position in the sports facilities design, construction and turf sales industry allows us to benefit from this spending because we are able to compete for sale of the turf as well as the design and construction revenue on such projects, whereas our competitors can typically only compete for the turf components or the construction revenue, but not all three. In fact, according to a current IBIS report, there are no national firms competing in these sectors that have even 5% market share.

Through our strategic operations design, we have the ability to operate throughout the U.S. and provide high quality synthetic turf systems focused on player safety and performance and construct those facilities for our clients using a single partner. Due to our ability to design, estimate, engineer, general contract and install our solutions, we can spend more of every owner dollar on product rather than margin and overhead, thereby delivering a premium product at market rates for our customers. Since inception we have completed a variety of projects from the design, engineering and build of entire football stadiums to the installation of a specialized turf track systems. Our team has also designed, engineered and installed baseball stadiums, soccer and lacrosse fields, indoor soccer facilities, softball fields and running tracks and for private sports venues, public and private high schools and public and private universities. In addition, we have designed and engineered and constructed concession stands with full kitchen facilities, restroom structures, press boxes, baseball dugouts, bleacher seating, ticket booths, locker room facilities and gymnasium expansion projects.

During fiscal 2016, the Company has completed some very important projects and initiatives including the completion of a lacrosse/soccer field at IMG Academy in Bradenton, FL (“IMG”).  In addition to creating a very important reference site, we have also built out a series of research and development plots to allow for continuous product trials and development opportunities at IMG.

Additionally, our largest facilities design build project to date is currently underway at St. Josephs by-the-Sea High School in Staten Island, NY. With the design and engineering portions of the project completed we will be moving into phase two construction during the third quarter of 2016.  We believe that this project will represent a new benchmark for our facilities construction capabilities.

Furthermore, we maintain a number of contracts for projects that were originally slated to commence in the second quarter of 2016. However, due to mobilization delays, these projects and revenue related to such projects, will be realized beginning in the third quarter.

Summary of Statements of Operations for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015

Revenue	$467,483	$896,034
Gross profit (loss)	$(57,737)	$(173,318)
Operating expenses	$(846,087)	$(780,101)
Loss from operations	$(903,824)	$(953,419)
Other income (expense)	$(113,364)	$(15,042)
Net loss	$(1,017,188)	$(968,461)
Loss per common share - basic and diluted	$(0.06)	$(0.07)

Revenue

Revenue was $467,483 for the three months ended June 30, 2016, as compared to $896,034 for the three months ended June 30, 2015, a decrease of $428,551. The substantial decrease in revenue was primarily due to contracts entered into during prior quarters winding down during the current quarter. Contracted projects with expected start dates in second quarter have been delayed and will commence in the third quarter.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(57,737), resulting in a gross profit margin of (12.35%), during the three months ended June 30, 2016 as compared to a gross profit (loss) of $(173,318) and a gross profit margin of (19.34%), during the three months ended June 30, 2015. Negative gross profit percentage decreased from (19.34%) for the three months ended June 30, 2015 to (12.35%) for the three months ended June 30, 2016 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2015. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 8% during the three months ended June 30, 2016, as compared to the three months ended March 31, 2015. The overall $65,986 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in stock based compensation expense of $240,500. The increase was primarily due to an increase in stock based awards issued subsequent to June 30, 2015 which are being expensed over the term of the contract.
●	An increase of research and development expenses of $28,674. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.
●	A decrease in professional fees of $21,000 (excluding stock based compensation). In the current period the Company incurred a decrease in legal fees, fees for investor relations and financial advisory service fees. These increases were partially offset by an increase in consulting fees related to business development and sales consultants along with increases in accounting and auditing fees.
●	A decrease in travel and travel related expenses of $35,000 as a result of decreased sales and project management travel expenses.
●	A decrease in warranty expenses of $198,000. During the prior period the Company incurred warranty costs relating to the faulty installation of materials by a subcontractor that has been released from the Company.
●	An increase in advertising, marketing and marketing related expenses of $48,000. The Company is focusing on building name recognition in the industry.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the three months ended June 30, 2016, were $(113,364), as compared to $(15,042) for the three months ended June 30, 2015. For the three months ended June 30, 2016 other income (expenses) consisted of $(113,364) in interest expense. For the three months ended June 30, 2015 other income (expenses) consisted of $(15,042) in interest expense.

Net Loss

The net loss for the three months ended June 30, 2016 was $(1,017,188), or a basic and diluted loss per share of $(0.06), as compared to a net loss of $(968,461), or a basic and diluted loss per share of $(0.07), for the three months ended June 30, 2015. The increase in the loss compared to the prior period is primarily attributable to the increase in operating expenses and increase in other income (expense) items discussed above.

Summary of Statements of Operations for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015

Revenue	$1,278,558	$1,413,894
Gross profit (loss)	$(10,522)	$(57,196)
Operating expenses	$(1,862,078)	$(1,229,049)
Loss from operations	$(1,872,600)	$(1,286,245)
Other income (expense)	$(272,362)	$(11,927)
Net loss	$(2,144,962)	$(1,298,172)
Loss per common share - basic and diluted	$(0.14)	$(0.10)

Revenue

Revenue was $1,278,558 for the six months ended June 30, 2016, as compared to $1,413,894 for the six months ended June 30, 2015, a decrease of $135,336. The decrease in revenue was primarily due to contracts entered into during prior quarters winding down during the current quarter.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $(10,522), resulting in a gross profit margin of (0.82%), during the six months ended June 30, 2016 as compared to a gross profit (loss) of $(57,196) and a gross profit margin of (4.05%), during the six months ended June 30, 2015. Negative gross profit percentage decreased from (4.05%) for the six months ended June 30, 2015 to (0.82%) for the six months ended June 30, 2016 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2015. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 52% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The overall $633,029 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in stock based compensation expense of $713,000. The increase was primarily due to an increase in stock based awards issued subsequent to June 30, 2015 which are being expensed over the term of the contract.
●	An increase of research and development expenses of $88,447. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.

●	An increase in professional fees of $10,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, sales consultants and investor relations. These increases were partially offset by a decrease in legal fees and financial advisory service fees.
●	A decrease in travel and travel related expenses of $29,000 as a result of decreased sales and project management travel expenses.
●	A decrease in warranty expenses of $189,000. During the prior period the Company incurred warranty costs relating to the faulty installation of materials by a subcontractor that has been released from the Company.
●	An increase in advertising, marketing and marketing related expenses of $27,500. The Company is focusing on building name recognition in the industry.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the six months ended June 30, 2016, were $(272,362), as compared to $(11,927) for the six months ended June 30, 2015. For the six months ended June 30, 2016 other income (expenses) consisted of $(272,603) in interest expense and miscellaneous income of $241. For the six months ended June 30, 2015 other income (expenses) consisted of $(11,927) in interest expense.

Net Loss

The net loss for the six months ended June 30, 2016 was $(2,144,962), or a basic and diluted loss per share of $(0.14), as compared to a net loss of $(1,298,172), or a basic and diluted loss per share of $(0.10), for the six months ended June 30, 2015. The increase in the loss compared to the prior period is primarily attributable to the increase in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$463,129	$359,930	$103,199
Current Liabilities	$2,735,419	$2,876,965	$(141,546)
Working Capital (Deficit)	$(2,272,290)	$(2,517,035)	$(244,745)

At June 30, 2016, we had a working capital deficit of $(2,272,290) as compared to working capital deficit of $(2,517,035) at December 31, 2015, a working capital deficit decrease of $244,745. During the six months ended June 30, 2016 the Company received approximately $1,478,000 in net proceeds from the private placement of common stock through Spartan Capital. The Company used the proceeds to pay down debt and vendor liabilities and to fund operations due to the Company’s continued operating losses during the six months ended June 30, 2016.

Summary Cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash used in operating activities	$(1,393,016)	$(667,194)
Net cash used in investing activities	$–	–
Net cash provided by financing activities	$1,331,616	$405,000

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

The adjustments for the non-cash items increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 due primarily to an increase in equity-based compensation and the amortization of debt discount on debt agreements entered into during the 1st quarter of 2016. In addition, the net decrease in cash from changes in working capital activities from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily consisted of an increase in accounts receivable due primarily due to a large contract entered into during the 1st quarter of 2016, an increase in prepaid expenses and a decrease in accounts payable and accrued expenses primarily due to the Company paying down vendor liabilities with the proceeds received from the private placement of the Company’s common stock during the 1st and 2nd quarters of 2016.

Cash Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $1,331,616 and $405,000, respectively. During the six months ended June 30, 2016, the Company had the following financing transactions: i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $(150,000) towards convertible notes ; ii) repaid $202,924 in promissory notes; iii) received $1,478,284 in net proceeds from common stock subscriptions; iv) net proceeds/repayments from/to the factor amounted to $56,256. During the six months ended June 30, 2015, the Company had the following financing transactions: i) received $450,000 in gross proceeds from the issuance of convertible notes and paid $45,000 in debt issuance costs.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2016 the Company had a cash deficit of $(3,518) and a working capital deficit of $(2,272,290). Furthermore, the Company had a net loss and net cash used in operations of $(2,144,962) and $(1,393,016), respectively, for the six months ended June 30, 2016 and an accumulated deficit totaling $(12,414,480). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to June 30, 2016, the Company sold 170,453 shares of common stock to investors in exchange for $187,498 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $24,375. In addition, 17,045 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

The Company entered into a non-exclusive agreement with GP Nurmenkari, Inc. (“GP”) effective June 28, 2016 (the “GP Agreement”) and ending on August 31, 2016 (the “GP Term”), pursuant to which GP will introduce the Company to one or more investors (“Investors”) in connection with providing the Company with equity and/or debt financing.

GP will be compensated for its services under the agreement as follows:

(A)	The Company shall pay consideration to GP at each closing, in cash, a fee in an amount equal to 4.5% of the aggregate gross proceeds raised from (i) each sale of securities pursuant to a financing.

(B)	The Company shall grant and deliver to GP at each closing of a Financing warrants to purchase common stock of the Company (the “GP Warrants”) in the amount equal to (i) in the case of an equity financing, the amount that is 5.5% of the securities sold pursuant to such equity financing and (ii) in the case of a debt financing, the number of shares of common stock of the Company that can be purchased with 5.5% of the amount of cash funded pursuant to such debt financing, based on the highest trading price of the Company’s common stock as of the trading date immediately preceding the date of such closing. The GP Warrants shall (i) be exercisable commencing on the date of issuance at a price equal to the lower of (x) $0.70 per share and (y) the market price equal to the trailing volume weighted average price (VWAP) for the seven trading days immediately preceding the date of such closing, (ii) expire seven years after the date of issuance, and (iii) include the most favorable anti-dilution protection contained in the Company’s current securities or included in any security issued by the Company during the term of the Warrants, a cashless and automatic exercise provision, customary registration rights, and shall be non-redeemable.

(C)	If within twenty-four months from the date of the agreement, the Company completes any financing of equity or debt with any Investors who participated in a financing, the Company will pay to GP upon the closing of such financing all compensation set forth in the GP Agreement.

(D)	If at any time within the twelve months following the expiration of the GP Agreement, the Company completes a transaction or receives consideration from any person (i) who has issued a term sheet to the Company through GP during the GP Term; (ii) with whom the Company or GP had discussions during the GP Term, then, the Company shall pay GP the cash fee described above.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company and First Form, Inc. (the “Borrowers”) and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $35,000 for entering into the Credit Agreement. In addition, as per the terms of the GP Finders Agreement (See Note 10 of the condensed consolidated financial statements contained elsewhere in this document), the Company is obligated to pay a fee of $30,150 to GP and issue GP 51,395 common stock purchase warrants. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date of this filing was $670,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as provided below, there were no unregistered sales of equity securities for the quarter ended June 30, 2016 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Issuance of Common Stock in Exchange for Services

On January 1, 2016, the Company issued 250,000 shares of common stock to our Chief Executive Officer for services at a fair value of $275,000. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

On March 31, 2016, the Company issued 1,000 shares of common stock to an employee for services at a fair value of $1,100. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

On June 30, 2016, the Company issued 1,500 shares of common stock to an employee for services at a fair value of $1,650. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

During the period January 1, 2016 through June 30, 2016, the Company issued 339,000 shares of common stock to 9 sales consultants, for services rendered at a fair value of $365,650. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

On June 1, 2016 the Company issued 25,000 shares of its common stock at a fair value of $27,500 to an advisory board member pursuant to his agreement with the Company and service in such capacity. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

During the period January 1, 2016 through June 30, 2016 the Company issued 125,000 shares of its common stock at a fair value of $131,000 for services related to investor relations. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

The foregoing issuances of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

Issuance of Stock Options for Services

On January 4, 2016, the Company issued a board member 100,000 common stock options for services at a fair value of $97,500. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

Issuance of Stock Warrants for Services

During the period January 1, 2016 through June 30, 2016, the Company issued an investment banker 154,475 common stock warrants for services at a fair value of $69,147. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

Common Stock Issued in Debt Modification

As part of a debt modification entered into on March 31, 2016, we agreed to issue three investors an aggregate of 45,000 shares of our common stock at a fair value of $49,500. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

Issuance of Common Stock in Exchange for Cash

On June 15, 2016, July 1, 2016 and July 22, 2016, the Company conducted the tenth, eleventh, and twelve closings, respectively (collectively, the “Closings”) of a private placement offering to accredited investors (the “Offering”) of the Company’s common stock.

In connection with the Closings, the Company entered into definitive subscription agreements with 11 accredited investors and issued 214,635 shares of the Company’s common stock for gross proceeds of $236,098 in connection with the Closings. Proceeds from the Offering were used for general working capital purposes and for advancing the Company’s business plan.

To date, the Company has entered into definitive subscription agreements with 39 accredited investors (the “Subscription Agreements”) and issued an aggregate of 1,833,375 shares of the Company’s common stock for aggregate gross proceeds of $2,016,712 in connection with the Offering.

Convertible Debt Issuances

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

As additional consideration for issuing the note, on the Effective Date the Company issued to the investor 35,000 shares of the Company’s restricted common stock at a fair value of $38,500. The shares were valued based on the most recent sales of its common stock to independent qualified investors.

All of the aforementioned issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

SPORTS FIELD HOLDINGS, INC.

Date: August 15, 2016	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

