Form 10-Q
period 2016-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2016-11-21
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 18, 2016, there were 16,935,970 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-2

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 – F-20

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$108,388	$61,400
Accounts receivable	14,704	151,168
Costs and estimated earnings in excess of billings	247,197	137,016
Prepaid expenses and other current assets	198,153	10,346
Total current assets	568,442	359,930

Property, plant and equipment, net	11,207	14,249
Deposits	2,090	2,090

Total assets	$581,739	$376,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,597,598	$1,896,557
Billings in excess of costs and estimated earnings	58,375	-
Provision for estimated losses on uncompleted contracts	54,106	130,046
Current maturities of promissory notes	134,828	313,993
Convertible notes payable, net of debt discount of $9,421 and $63,631, respectively	675,889	536,369
Total current liabilities	2,520,796	2,876,965

Long term liabilities
Promissory notes, net of current maturities and debt issuance costs of $37,889	712,111	-
Total long term liabilities	712,111	-
Total liabilities	3,232,907	2,876,965

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 16,886,653 and 13,915,331 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	168	138
Additional paid in capital	10,504,962	7,773,184
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(13,151,798)	(10,269,518)
Total stockholders' equity (deficit)	(2,651,168)	(2,500,696)

Total liabilities and stockholders' equity (deficit)	$581,739	$376,269

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Contract revenue	$669,953	$2,092,083	$1,948,511	$3,505,977
Total revenue	669,953	2,092,083	1,948,511	3,505,977

Cost of sales
Contract cost of sales	571,035	2,200,274	1,860,115	3,671,364
Total cost of sales	571,035	2,200,274	1,860,115	3,671,364

Gross profit (loss)	98,918	(108,191)	88,396	(165,387)

Operating expenses
Selling, general and administrative	684,625	651,684	2,456,228	1,866,282
Research & development	-	-	88,447	-
Depreciation	1,014	7,225	3,042	21,676
Total operating expenses	685,639	658,909	2,547,717	1,887,958

Loss from operations	(586,721)	(767,100)	(2,459,321)	(2,053,345)

Other income (expense), net
Interest, net	(135,764)	(36,029)	(408,367)	(47,956)
Loss on extinguishment of debt	(35,400)	-	(35,400)	-
Miscellaneous income	20,567	4,328	20,808	4,328
Total other income (expense), net	(150,597)	(31,701)	(422,959)	(43,628)

Loss before income taxes	(737,318)	(798,801)	(2,882,280)	(2,096,973)

Provision for income taxes	-	-	-	-

Net loss	$(737,318)	$(798,801)	$(2,882,280)	$(2,096,973)

Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.18)	$(0.15)

Weighted average common shares outstanding, basic and diluted	16,445,711	13,608,318	15,898,878	13,571,356

See the accompanying notes to these condensed consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,882,280)	$(2,096,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,042	21,676
Amortization of debt issuance costs	29,648	24,722
Amortization of debt discount	175,200	25,201
Accretion of original issue discount	23,747	8,574
Loss on extinguishment of debt	35,400	-
Common stock and options issued to consultants and employees	922,227	129,721
Changes in operating assets and liabilities:
Accounts receivable	136,464	(463,450)
Prepaid expenses	(93,101)	(45,304)
Inventory	-	62,289
Accounts payable and accrued expenses	(248,649)	1,362,974
Costs and estimated earnings in excess of billings	(110,181)	(196,502)
Billings in excess of costs and estimated earnings	58,375	3,422
Provision for estimated losses on uncompleted contracts	(75,940)	127,059
Net cash used in operating activities	(2,026,048)	(1,036,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	150,000	585,000
Repayments of convertible notes	(150,000)	-
Debt issuance costs	(44,500)	(57,500)
Proceeds of promissory notes	800,000	355,993
Repayments of promissory notes	(323,871)	-
Proceeds from common stock subscriptions	1,641,407	-
Net cash provided by financing activities	2,073,036	883,493

Increase (decrease) in cash	46,988	(153,098)
Cash, beginning of period	61,400	523,492

Cash, end of period	$108,388	$370,394

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79,315	$-
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$94,706	$-
Original issue discount on promissory notes	$-	$8,000
Original issue discount on convertible notes	$-	$15,000
Debt discount - beneficial conversion feature	$67,637	$-
Debt discount paid in the form of common shares	$80,137	$70,000
Stock issuance costs paid in the form of warrants	$76,927	$-
Increase in principal amount of convertible notes in conjunction with debt modification	$50,310	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015 the company did not have any cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, the Company’s accounts receivable balance was $14,704 and $151,168, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the three months ended September 30, 2016 and 2015, the Company incurred research and development expenses of $0 and $0, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred research and development expenses of $88,447 and $0, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore the Company does not believe a warranty reserve is required as of September 30, 2016 and December 31, 2015.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2016 and 2015, respectively, are as follows:

	September 30,
	2016	2015

Warrants to purchase common stock	679,588	500,000
Options to purchase common stock	622,500	430,000
Unvested restricted common shares	217,593	-
Convertible Notes	2,102,615	616,310
Totals	3,622,296	1,546,310

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 217,593 and 0 shares as of September 30, 2016 and 2015, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

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

At September 30, 2016, the Company had one customer representing 100.0% of the total accounts receivable balance.

At December 31, 2015, the Company had two customers representing 94% of the total accounts receivable balance.

For the three months ended September 30, 2016, the Company had four customers that represented 10%, 17%, 28%, and 43% of the total revenue and for the three months ended September 30, 2015, the Company had three customers that represented 14%, 62% and 23% of the total revenue.

For the nine months ended September 30, 2016, the Company had five customers that represented 15%, 33%, 17%, 11% and 15% of the total revenue and for the nine months ended September 30, 2015, the Company had four customers that represented 18%, 28%, 39%, and 13% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $23,037 of debt issuance costs were reclassified in the condensed consolidated balance sheet from current assets to convertible notes payable. The adoption of ASU 2015-03 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

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

In August 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments."  ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of September 30, 2016 the Company had a working capital deficit of $(1,952,354). Furthermore, the Company had a net loss and net cash used in operations of $(2,882,280) and $(2,026,048), respectively, for the nine months ended September 30, 2016 and an accumulated deficit totaling $(13,151,798). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Costs incurred on contracts in progress	$5,243,778	$5,395,046
Estimated earnings (losses)	(524,331)	(863,259)
	4,719,447	4,531,787
Less billings to date	(4,584,731)	(4,524,817)
	$134,716	$6,970

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$247,197	$137,016
Billings in excess of costs and estimated earnings	(58,375)	-
Provision for estimated losses on uncompleted contracts	(54,106)	(130,046)
	$134,716	$6,970

Warranty Costs

During the three and nine months ended September 30, 2016 the Company incurred costs of approximately $103,600 and $121,000, respectively. A substantial amount of the warranty costs incurred during the three and nine months ended September 30, 2016 related to subgrade infill materials used on a 2015 project. Since then, neither this supplier nor this infill material has been used again. During the three and nine months ended September 30, 2015 the Company incurred costs of approximately $21,863 and $227,863, respectively, relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty; therefore, the Company does not believe a warranty reserve is required as of September 30, 2016.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30, 2016	December 31, 2015
Furniture and equipment	$20,278	$20,278
Total	20,278	20,278
Less: accumulated depreciation	(9,071)	(6,029)
	$11,207	$14,249

Depreciation expense for the three and nine months ended September 30, 2016 was $1,014 and $3,042, respectively.

Depreciation expense for the three and nine months ended September 30, 2015 was $7,225 and $21,676, respectively.

NOTE 6 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes are convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount shall be amortized to interest expense over the life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500 which were recorded as debt issue costs and shall be amortized over the life of the notes. The outstanding principal balance on the notes at December 31, 2015 was $450,000.

The notes matured on February 1, 2016. On March 31, 2016, the Note Holders entered into a letter agreement whereby, effective as of February 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “First Waiver”). As consideration for the First Waiver, the Company issued the Note Holders an aggregate of 45,000 shares of the Company’s common stock. The principal amount on the Notes increased from $450,000 to $490,500 as the initial interest amount, $40,500 as of February 1, 2016, was added to the principal amount of the Notes. The maturity date of the Notes was extended to July 1, 2016 and the Notes shall pay interest as of February 1, 2016 at a rate of 9% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from February 1, 2016 through July 1, 2016, the Notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after July 1, 2016, the Notes are convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Notes remained the same.

Subsequent to the First Waiver, the Notes matured on July 1, 2016. On September 7, 2016, one Note Holder entered into a letter agreement whereby, effective as of August 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “Second Waiver”). As consideration for the Second Waiver, the Company issued the Note Holder an aggregate of 40,000 shares of the Company’s common stock and added $15,000 to the principal amount of the note. The principal amount on the Note increased from $218,000 to $242,810 as the accrued interest amount, $9,810 as of August 1, 2016 and the aforementioned $15,000 of consideration, was added to the principal amount of the Note. The maturity date of the Note was extended to January 1, 2017 and the Note shall pay interest as of August 1, 2016 at a rate of 15% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from August 9, 2016 through January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Note remained the same.

On October 21, 2016, a second Note Holder entered into a letter agreement whereby, effective as of August 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “Second Waiver”). As consideration for the Second Waiver, the Company issued the Note Holder an aggregate of 30,000 shares of the Company’s common stock. The principal amount on the Note increased from $163,500 to $170,858 as the accrued interest amount, $7,358 as of August 1, 2016, was added to the principal amount of the Note. The maturity date of the Note was extended to January 1, 2017 and the Note shall pay interest as of August 1, 2016 at a rate of 15% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from August 9, 2016 through January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Note remained the same.

Glenn Tilley, a director of the Company, is the holder of $163,500 of principal as of September 30, 2016 of the aforementioned Notes.

As of July 1, 2016, the Company was not compliant with the repayment terms of one of the Notes but no defaults under the Note have been called by the Note Holder. As September 30, 2016, the outstanding principal balance on the Note was $109,000. The Company is currently conducting good faith negotiations with the Note Holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum.

First Waiver

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the First Waiver as a debt modification. Accordingly, the Company recorded a debt discount of $49,500 in the condensed consolidated balance sheet. The debt discount shall be amortized to interest expense over the life of the note.

Second Waiver

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the Second Waiver as a debt extinguishment. Accordingly, the Company recorded a loss on extinguishment of debt of $35,400 in the condensed consolidated statement of operations.

The Company assessed the conversion feature of the Note in default at the end of the reporting period and concluded the conversion feature of the Note did not qualify as a derivative because there is no market mechanism for net settlement and it is not readily convertible to cash. The Company will reassess the conversion feature of the Note for derivative treatment at the end of each subsequent reporting period.

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

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor. The note pays interest at a rate of 12% per annum and matures on August 19, 2016 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at a conversion price equal to: (i) from the Effective Date through the Maturity Date at $1.00 per share; and (ii) beginning one day after the Maturity Date, or notwithstanding the foregoing, at any time after the Company has registered shares of its common stock underlying the Note in a registration statement on Form S-1 or any other form applicable thereto, the lower of i) $1.00 per share and ii) 60% of the volume-weighted average price for the last twenty trading days preceding the conversion date.

The Company used the proceeds of the note to pay off a debenture issued in favor of a private investor on August 19, 2015. The debenture was in the principal amount of $150,000 and as of the date of this filing the investor has been paid all principal and interest due in full satisfaction thereof.

As additional consideration for issuing the note, on the Effective Date the Company issued to the investor 35,000 shares of the Company’s restricted common stock. The Company recorded a $30,637 debt discount relating to the 35,000 shares of common stock issued. The debt discount was amortized to interest expense over the life of the convertible note.

The intrinsic value of the convertible note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the note of $67,637 and was amortized over the period from issuance to the date that the debt matured.

The Company assessed the conversion feature of the note on the date of issuance, on the date of default and at the end of each subsequent reporting period and concluded the conversion feature of the note did not qualify as a derivative because there is no market mechanism for net settlement and it is not readily convertible to cash. The Company will reassess the conversion feature of the note for derivative treatment at the end of each subsequent reporting period.

The outstanding principal balance on the convertible note at September 30, 2016 was $170,000.

As of August 19, 2016, the Company is not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company recorded $17,850 in penalty interest during the nine months ended September 30, 2016 as a result of the default. Accrued interest on this note is $18,525 as of September 30, 2016.

Promissory Notes

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan is payable upon the Company raising $500,000 in a qualified offering (as defined therein). The remaining balances is payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and shall be amortized over the life of the loan. On May 3, 2016, the Company paid 10,000 in note principal and $10,000 of accrued interest on the loan and the Company entered into a promissory note with the lender for the remaining principal amount of $190,000. Pursuant to the terms of the promissory note agreement, the note bears interest at a rate of 8% and requires the Company to make one monthly principal payment of $10,000, one monthly principal payment of $12,500, eleven monthly principal payments of $15,000 and one monthly principal payment of $2,500, all along with interest starting on June 1, 2016. The note matures on July 1, 2017 and is unsecured. The outstanding principal balance on the note at September 30, 2016 was $127,500.

On September 21, 2015, the Company entered into a promissory note with an investor in the principal amount of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company. On November 17, 2015, the Company paid $50,000 of principal on the note. The outstanding principal balance on the note at December 31, 2015 was $113,993. During the six months ended June 30, 2016, the Company paid the remaining note principal of $113,993 in full. As of September 30, 2016, accrued interest due was $2,486.

On January 26, 2016, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $65,006, which would accrue interest at 3.5% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $7,328, including interest starting on February 27, 2016.

As of September 30, 2016, the outstanding balance related to this finance agreement was $7,328.

On November 30, 2015, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $29,700, which would accrue interest at 3.8% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make nine monthly payments of $3,352.47, including interest starting on January 3, 2016. As of September 30, 2016, the loan was paid in full.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of September 30, 2016 was $750,000. The principal balance on the note as of the date of this filing was $925,000.

Debt under promissory notes is as follows:

	September 30, 2015	December 31, 2015

Promissory notes payable	$877,500	$313,993

Less: Current maturities	(127,500)	-

Less: Debt issuance costs	(37,889)	-

Promissory notes payable, net of Current maturities and debt issuance costs	$712,111	$313,993

Future minimum principal payments under promissory notes are as follows:

Year ending December 31:

2016 – (Remainder of year)	$45,000

2017	832,500

2018 and thereafter	-

$877,500

NOTE 7- FACTOR AGREEMENT

On March 28, 2016, the Company entered into an agreement with a financial services company (the “Factor”) for the purchase and sale of accounts receivables. The financial services company advances up to 80% of qualified customer invoices and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are returned to the Company, less applicable discount fees. The Company is initially charged 2.0% on the face value of each invoice purchased and 0.008% for every 30 days the invoice remains outstanding. Uncollectable customer invoices are charged back to the Company after 90 days. During the nine months ended September 30, 2016, accounts receivable purchased by the Factor amounted to $353,648 and advances from the Factor amounted to $282,917. At September 30, 2016 no amounts were due to the Factor. Advances from the Factor are collateralized by all accounts receivable of the Company.

NOTE 8- STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of September 30, 2016 and December 31, 2015, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of September 30, 2016 and December 31, 2015, the Company has 16,886,653 and 13,915,331 shares of common stock issued and outstanding, respectively.

Common stock issued in placement of debt

As part of a securities purchase agreement entered into on February 19, 2016, we agreed to issue an investor 35,000 shares of our common stock.

Common stock issued in debt modification

As part of a debt modification entered into on March 31, 2016, we agreed to issue three investors an aggregate of 45,000 shares of our common stock.

As part of a debt modification entered into on September 7, 2016, the Company agreed to issue an investor 40,000 shares of our common stock.

Common stock issued for services

On March 31, 2016, 1,000 shares of common stock were granted to a certain employee with a fair value of $1,100.

On June 30, 2016, 1,500 shares of common stock were granted to a certain employee with a fair value of $1,650.

On September 30, 2016, 1,500 shares of common stock were granted to a certain employee with a fair value of $495.

During the nine months ended September 30, 2016, 882,127 shares of common stock valued at $648,839 were issued to various consultants for professional services provided to the Company.

As discussed in Note 10, Jeromy Olson was issued 250,000 shares of common stock valued at $275,000 as per the terms of his employment agreement with the company as Chief Executive Officer.

Sale of common stock

During the nine months ended September 30, 2016, the Company sold 1,715,195 shares of common stock to investors in exchange for $1,886,712 in gross proceeds in connection with the private placement of the Company’s common stock.

In connection with the private placement the Company incurred fees of $245,305. In addition, 171,520 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $76,927 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

Stock options issued for services

During the nine months ended September 30, 2016, the Company's board of directors authorized the grant of 200,000 stock options, having a total fair value of approximately $97,500, with a vesting period of 2.00 years. These options expire on January 4, 2021.

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

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments that do not qualify to use the simplified method.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 31, 2016	430,000	$1.03	5.00
Granted	200,000	1.00	5.00
Exercised	-	-	-
Forfeited/Cancelled	(7,500)	1.50	-
Outstanding - September 30, 2016	622,500	$1.02	3.82
Exercisable - September 30, 2016	422,500	$1.03	3.73

At September 30, 2016 and 2015, the total intrinsic value of options outstanding was $0 and $0, respectively.

At September 30, 2016 and 2015, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $35,422 and $105,143 for the three and nine months ended September 30, 2016, respectively, and $16,519 and $39,720 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the remaining balance of unamortized expense is $99,142 and is expected to be amortized over a remaining period of 1.00 year.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	508,068	$1.00	3.13
Granted	171,520	1.10
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - September 30, 2016	679,588	$1.03	2.91
Exercisable - September 30, 2016	679,588	$1.03	2.91

At September 30, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $78,300 and $200,300 for the three and nine months ended September 30, 2016, respectively. Included in consulting expense for the three and nine months ended September 30, 2016 were 10,000 and 30,000 shares of common stock valued at $3,300 and $25,300, respectively, issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $60,000 and $110,000 for the three and nine months ended September 30, 2015. Included in consulting expense for the three and nine months ended September 30, 2015 were 10,000 and 30,000 shares of common stock valued at $10,000 and $30,000, respectively, issued to Nexphase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 6 - Convertible Notes - May 7, 2015 Notes).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $(51,202) and $28,361 during the three and nine months ended September 30, 2016, respectively.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company was obligated to issue 62,500 shares of the Company common stock on August 16, 2015. On November 15, 2016, the Company is obligated to issue an additional 62,500 shares of the Company’s common stock. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $(12,449) and $52,818 during the three and nine months ended September 30, 2016, respectively.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $13,646 and $85,534 during the three and nine months ended September 30, 2016, respectively.

On April 14, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide financial and operational services to the Company. The agreement terminates on March 31, 2017. As compensation for the services, the Company shall pay the consultant $2,400 per month and is obligated to issue $1,000 in shares of the Company common stock to be issued quarterly in arrears based on a share price equal to the 30-day moving average share price. The Company may terminate this agreement by providing 21 days advance written notice for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,482 and $6,982 during the three and nine months ended September 30, 2016, respectively.

On August 9, 2016, the Company entered into a Services Agreement with RedChip Companies Inc. (“RedChip”). RedChip agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue $50,000 in shares of the Company common stock to be issued upon execution of the agreement based on a share price equal to the average closing price of the preceding 10 trading days. On February 9, 2017, the Company is obligated to issue an additional $50,000 in shares of the Company common stock based on a share price equal to the average closing price of the preceding 10 trading days. The Company may terminate the agreement during the month of February 2017 by providing written notice. The first tranche of shares vest on February 8, 2017 and the second tranche of shares vest on August 8, 2017. The Company agrees to increase the monthly consulting fee to $10,000 per month for the remaining months under the current term upon the closing of a capital raise in excess of $3,000,000. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $11,508 during the three and nine months ended September 30, 2016, respectively.

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

The options are to be issued after the Company adopts a formal option plan that is approved by the Board of Directors. (See Note 11)

On March 14, 2016, the consulting agreement was further amended. The monthly fee was increased to $20,000 per month for a period of twelve months. At the end of the twelve month period the monthly payment reverts back to $10,000.

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $2,500 per month and is obligated to issue 50,000 shares of the Company common stock upon execution of the agreement and 10,000 shares of the Company common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $11,000 and $33,000 during the three and nine months ended September 30, 2016, respectively.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $(12,666) and $5,447 during the three and nine months ended September 30, 2016, respectively.

In February 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 25,000 shares of the Company common stock within 15 days of the date of execution and delivery of a certain synthetic turf contract and 20,000 shares of the Company common stock upon reaching certain sales milestones. The Company has recorded compensation expense relating to the equity portion of the agreement of $0 and $8,333 during the three and nine months ended September 30, 2016, respectively.

In November 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The term of the agreement is for 3 years from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 75,000 shares of the Company common stock (the “Payment Shares”) within 30 days of execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to September 30, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to June 30, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $(4,000) and $9,700 during the three and nine months ended September 30, 2016, respectively.

In December 2015, the Company reached an agreement with an individual to provide non-exclusive sales services. The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 125,000 shares of the Company common stock which shall vest at the rate of 25,000 shares per quarter, effective beginning as of the quarter ending March 31, 2016 and 20,000 shares of the Company common stock upon reaching certain sales milestones. No equity compensation will be owed in connection with any renewal term. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $(1,385) and $53,414 during the three and nine months ended September 30, 2016, respectively.

In March 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of March 15, 2016 (the “Effective Date”). The individual will receive up to 1% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15 th day of each month for the first 4 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $4,436 and $9,596 during the three and nine months ended September 30, 2016, respectively.

In April 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of April 20, 2016 (the “Effective Date”). The individual will receive up to 4% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms. The Company may terminate this agreement by providing 60 days advance written notice for the duration of the agreement. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15 th day of each month for the first 6 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. Unvested shares will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $2,689 and $7,824 during the three and nine months ended September 30, 2016, respectively.

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

The options are to be issued after the Company adopts a formal option plan that is approved by the Board of Directors. (See Note 11)

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

Advisory Board Agreements

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (the (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement. The Company has recorded compensation expense relating to the agreement of $6,137 and $14,876 during the three and nine months ended September 30, 2016, respectively.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term.  Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA.  As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement.  As of September 30, 2016 the company has recorded $117,376 of expense related to the agreement which is included in accounts payable and accrued expenses.

Litigation

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company is in the process of settling the matter while continuing to vigorously defend itself.

The Company has been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. The Company has not been named as a defendant in Brock’s patent infringement action. The Company believes it will be able to resolve this matter without being named as a defendant in the lawsuit and will be able to find alternative products if necessary.

Operating Leases

On September 23, 2015, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2016 and expires on December 31, 2016. The lease has minimum monthly payments of $1,045. The rents for the first and seventh months of 2016 are free. The lease automatically renews for periods of 12 months unless a three month notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at September 30, 2016 and December 31, 2015 was immaterial.

For the three months ended September 30, 2016 and 2015, the Company incurred rent expense of $4,021 and $2,600, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred rent expense of $10,492 and $14,617, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Glenn Tilley, a director of the Company, was issued 30,000 shares of our common stock in consideration for extending the maturity date of the note issued in his favor.

Subsequent to September 30, 2016, 7,317 shares of common stock were issued to a consultant for professional services provided to the Company.

On October 4, 2016, the Board approved the Sports Field 2016 Incentive Stock Option (the “2016 Plan”). The Plan provides for the issuance of up to 2,500,000 shares of common stock of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) and unrestricted stock (the “Unrestricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. The 2,500,000 shares available under the 2016 Plan represent approximately 15% of the Company’s issued and outstanding common stock as of October 4, 2016. The Board believes the 2,500,000 shares that may be awarded under the 2016 Plan should be sufficient to cover grants through at least the end of the fiscal year 2018.

On November 3, 2016, the Board, pursuant to the employment agreement with our CEO (See Note 10), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. Mr. Olson is due additional option grants pursuant to his employment agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

On November 3, 2016, the Board, pursuant to a consulting agreement with a consulting firm owned by the CEO of the Company (See Note 10), approved the issuance of (i) non-qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) non-qualified options to purchase 75,000 shares of the Company’s common stock at a price of $1.75 vesting on December 31, 2016. The consultant is due additional option grants pursuant to the consulting agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

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

Additionally, our largest facilities design build project to date is currently underway at in Staten Island, NY. With the design and engineering portions of the project completed we will be moving into phase two construction during the third and fourth quarter of 2016.  We believe that this project will represent a new benchmark for our facilities construction capabilities.

Furthermore, we maintain a number of contracts for projects that were originally slated to commence in the third quarter of 2016. However, due to mobilization delays, these projects and revenue related to such projects, will be realized beginning in the fourth quarter.

Summary of Statements of Operations for the Three Months Ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015

Revenue	$699,953	$2,092,083
Gross profit (loss)	$98,918	$(108,191)
Operating expenses	$685,639	$(658,909)
Loss from operations	$(586,721)	$(767,100)
Other income (expense)	$(150,597)	$(31,701)
Net loss	$(737,318)	$(798,801)
Loss per common share - basic and diluted	$(0.04)	$(0.06)

Revenue

Revenue was $669,953 for the three months ended September 30, 2016, as compared to $2,092,083 for the three months ended September 30, 2015, a decrease of $1,948,511. The substantial decrease in revenue was primarily due to contracts entered into during prior quarters winding down during the second quarter. New contracted projects were started late in third quarter and the majority of the associated revenue will be recognized in the fourth quarter of 2016 and beyond.

Gross Profit (Loss)

The Company generated a gross profit of $98,918, resulting in a gross profit margin of 14.76%, during the three months ended September 30, 2016 as compared to a gross profit (loss) of $(108,191) and a gross profit margin of (5.17%), during the three months ended September 30, 2015. Gross profit percentage increased from (5.17%) for the three months ended September 30, 2015 to 14.76% for the three months ended September 30, 2016 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2015. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 4% during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The overall $26,730 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in stock based compensation expense of $67,000. The decrease was primarily due to a decrease in fair value of the Company’s common stock during the current period. Unvested equity awards granted to consultants are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement.
●	An increase in professional fees of $40,000 (excluding stock based compensation). In the current period the Company incurred an increase in in consulting fees related to business development and sales consultants along with increases in fees for investor relations and accounting and auditing fees. These increases were partially offset by decrease in legal fees and financial advisory service fees.
●	A decrease in travel and travel related expenses of $38,000 as a result of decreased sales and project management travel expenses.
●	An increase in warranty expenses of $82,000. During the current period the Company incurred warranty costs primarily relating to faulty materials installed on a job completed in a prior period.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the three months ended September 30, 2016, were $(150,597), as compared to $(31,701) for the three months ended September 30, 2015. For the three months ended September 30, 2016 other income (expenses) consisted of $(135,764) in interest expense, a loss on extinguishment of debt of $(35,400) and miscellaneous income of $20,567. For the three months ended September 30, 2015 other income (expenses) consisted of $(36,029) in interest expense and miscellaneous income of $4,328.

Net Loss

The net loss for the three months ended September 30, 2016 was $(737,318), or a basic and diluted loss per share of $(0.04), as compared to a net loss of $(798,801), or a basic and diluted loss per share of $(0.06), for the three months ended September 30, 2015. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit partially offset by an increase in operating expenses and increase in other income (expense) items discussed above.

Summary of Statements of Operations for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Revenue	$1,948,511	$3,505,977
Gross profit (loss)	$88,396	$(165,387)
Operating expenses	$(2,547,717)	$(1,887,958)
Loss from operations	$(2,459,321)	$(2,053,345)
Other income (expense)	$(422,959)	$(43,628)
Net loss	$(2,882,280)	$(2,096,973)
Loss per common share - basic and diluted	$(0.18)	$(0.15)

Revenue

Revenue was $1,948,511 for the nine months ended September 30, 2016, as compared to $3,505,977 for the nine months ended September 30, 2015, a decrease of $1,557,466. The substantial decrease in revenue was primarily due to contracts entered into during prior quarters winding down during the second quarter. New contracted projects were started late in third quarter and the majority of the associated revenue will be recognized in the fourth quarter of 2016 and beyond.

Gross Profit (Loss)

The Company generated a gross profit of $88,396, resulting in a gross profit margin of 4.54%, during the nine months ended September 30, 2016 as compared to a gross profit (loss) of $(165,387) and a gross profit margin of (4.72%), during the nine months ended September 30, 2015. Gross profit percentage increased from (4.72%) for the nine months ended September 30, 2015 to 4.54% for the nine months ended September 30, 2016 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2015. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 35% during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The overall $659,759 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in stock based compensation expense of $636,000. The increase was primarily due to an increase in stock based awards issued subsequent to September 30, 2015 which are being expensed over the term of the contract. The overall increase was partially offset due to a decrease in fair value of the Company’s common stock during the third quarter of 2016. Unvested equity awards granted to consultants are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement.
●	An increase of research and development expenses of $88,447. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.
●	An increase in professional fees of $50,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, sales consultants and investor relations. These increases were partially offset by a decrease in legal fees and financial advisory service fees.
●	A decrease in travel and travel related expenses of $67,000 as a result of decreased sales and project management travel expenses.
●	A decrease in warranty expenses of $107,000. During the prior period the Company incurred substantial warranty costs relating to the faulty installation of materials by a subcontractor that has been released from the Company.
●	An increase in advertising, marketing and marketing related expenses of $37,000. The Company is focusing on building name recognition in the industry.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the nine months ended September 30, 2016, were $(422,959), as compared to $(43,628) for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 other income (expenses) consisted of $(408,367) in interest expense, a loss on extinguishment of debt of $(35,400) and miscellaneous income of $20,808. For the nine months ended September 30, 2015 other income (expenses) consisted of $(47,956) in interest expense and miscellaneous income of $4,328.

Net Loss

The net loss for the nine months ended September 30, 2016 was $(2,882,280), or a basic and diluted loss per share of $(0.18), as compared to a net loss of $(2,096,973), or a basic and diluted loss per share of $(0.15), for the nine months ended September 30, 2015. The increase in the loss compared to the prior period is primarily attributable to the increase in operating expenses and increase in other income (expense) items discussed above partially offset by an increase in gross profit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016, compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$568,442	$359,930	$208,512
Current Liabilities	$2,520,796	$2,876,965	$(356,169)
Working Capital (Deficit)	$(1,952,354)	$(2,517,035)	$564,681

At September 30, 2016, we had a working capital deficit of $(1,952,354) as compared to working capital deficit of $(2,517,035) at December 31, 2015, a working capital deficit decrease of $564,681. During the nine months ended September 30, 2016 the Company received approximately $1,641,407 in net proceeds from the private placement of common stock through Spartan Capital, 150,000 in proceeds from convertible notes and $800,000 in proceeds from promissory notes. The Company used the proceeds to pay down existing debt and vendor liabilities and to fund operations due to the Company’s continued operating losses and negative cash flows from operations during the nine months ended September 30, 2016.

Summary Cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash used in operating activities	$(2,026,048)	$(1,036,591)
Net cash used in investing activities	$–	–
Net cash provided by financing activities	$2,073,036	$883,493

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to contractors for project costs, consultants, legal and professional fees, marketing expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, depreciation expense, loss on extinguishment of debt, gains and losses on dispositions of fixed assets, amortization of debt issuance costs and amortization of debt discount, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due primarily to an increase in equity-based compensation, a loss on extinguishment of debt and the amortization of debt discount and debt issuance costs on debt agreements entered into during the nine months ended September 30, 2016. In addition, the net decrease in cash from changes in working capital activities from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily consisted of a decrease in accounts receivable primarily due to a winding down of prior quarter projects of which all outstanding invoices were collected, an increase in prepaid expenses and a decrease in accounts payable and accrued expenses primarily due to the Company paying down vendor liabilities with the proceeds received from the private placement of the Company’s common stock along with proceeds from promissory notes during the nine months ended September 30, 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $2,073,036 and $883,493, respectively. During the nine months ended September 30, 2016, the Company had the following financing transactions: i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $(150,000) towards convertible notes; ii) received $800,000 in gross proceeds from the issuance of promissory notes and repaid $(323,871) in promissory notes; iii) received $1,641,407 in net proceeds from common stock subscriptions; iv) paid $(44,500) in debt issuance costs. During the nine months ended September 30, 2015, the Company had the following financing transactions: i) received $585,000 in gross proceeds from the issuance of convertible notes; ii) received $355,993 in gross proceeds from the issuance of promissory notes; iii) paid $(57,500) in debt issuance costs.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of September 30, 2016 the Company had a working capital deficit of $1,952,354 and net cash used in operations during the nine months ended September 30, 2016 of $2,026,048. Furthermore, the Company incurred net losses of $2.9 million for the nine months ended September 30, 2016 and $3.3 million and $3.8 million for years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $13.2 million at September 30, 2016. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that for the next 12 months, our operating cash burn will be approximately $2.5 million, excluding repayments of existing debts in the aggregate amount of $1.75 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities, the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

To date, we have funded our operational short-fall primarily through private offerings of common stock, convertible notes and promissory notes, our line of credit and factoring of receivables. The Company believes it has potential financing sources in order to raise the capital necessary to fund operations through fiscal year end 2016.

The Company’s recent capital raising transactions include the following:

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, Spartan acted as the Company’s financial advisor and placement agent and assisted the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. The 2015 Spartan Advisory Agreement expires on January 1, 2019.

From December 28, 2015 through July 22, 2016, the Company sold 1,833,377 shares common stock to accredited investors in exchange for $2,016,712 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred fees of $262,204. In addition, 183,338 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company and FirstForm and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $44,500 for entering into the Credit Agreement. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date hereof is $925,000.

In addition to the aforementioned current sources of capital that will provide additional short term liquidity, the Company is currently exploring various other alternatives, including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

Additionally, even if we raise sufficient capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. The Company has begun work on its currently contracted jobs and anticipates recognizing that revenue and increasing its gross margin on these current projects, however, there can be no assurance that higher sales volume and increasing margins will indefinitely continue into the foreseeable future.

If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to meet its total liabilities of $3.2 million at September 30, 2016, and to continue as a going concern is dependent upon the availability of future funding, continued growth in sales along with increased profitability on sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. The Company is in the process of settling the matter while continuing to vigorously defend itself.

The Company has been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. The Company has not been named as a defendant in Brock’s patent infringement action. The Company believes it will be able to resolve this matter without being named as a defendant in the lawsuit and will be able to find alternative products if necessary.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Amended Registration Statement on Form S-1/A, filed with the SEC on November 4, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended September 30, 2016 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

SPORTS FIELD HOLDINGS, INC.

Date: November 21, 2016	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

