Form 10-K
period 2016-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2017-03-31
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $0.66 was $10,297,037. As of March 31, 2017, the registrant had 17,095,083 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business.

Our Corporate History

We were incorporated on February 8, 2011, as Anglesea Enterprises, Inc. Initially our activities consisted of providing marketing and web-related services to small businesses including the design and development of original websites, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization. On June 16, 2014, Anglesea, Merger Sub, Sports Field Private Co, and the Majority Shareholders, entered into the Merger Agreement pursuant to which the Merger Sub was merged with and into Sports Field Private Co, with Sports Field Private Co surviving as a wholly-owned subsidiary of Anglesea. Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field Private Co in exchange for issuing Sports Field Private Co’s shareholders 11,914,275 shares of Anglesea’s common stock.

Upon completion of the Merger, on June 16, 2014, Anglesea merged with Sports Field Private Co in a short-form merger transaction. Upon completion of the Short Form Merger, the Company became the parent company of the Sport Field Private Co’s then wholly owned subsidiaries, Sports Field Contractors LLC, FirstForm, Inc. (formerly SportsField Engineering, Inc.) and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Anglesea changed its name to Sports Field Holdings, Inc. on June 16, 2014.

Overview

Sports Field, through its wholly owned subsidiary FirstForm, is an innovative product development company engaged in the design, engineering and construction of athletic fields and facilities and sports complexes and the sale of customized synthetic turf products and synthetic track systems.

According to Applied Market Information (AMI), over 2,000 athletic field projects were constructed in the U.S. in 2015, creating a $1.8 billion synthetic turf market. These statistics are supported by the number of square meters of synthetic turf manufactured and installed in the U.S. in 2015, based on an average size of 80,000 square feet per project. We believe synthetic turf fields have become the field of choice for public and private schools, municipal parks, and recreation departments, non-profit and for profit sports venue businesses, residential and commercial landscaping and golf related venues. We believe this is due to the spiraling costs associated with maintaining natural grass athletic fields and the demand for increased playing time, durability of the playing surface and the ability to play on that surface in any weather conditions.

Although synthetic turf athletic fields and synthetic turf have become a viable alternative to natural grass fields over the past several years, there are a number of technical and environmental issues that have arisen through the evolution of the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf, including but not limited to environmental and safety concerns related to infill used in synthetic turf fields as well the reduction of surface heat, and Gmax levels (the measure of how much force the surface absorbs and, in return, how much is deflected back to the athlete) as well drainage issues related to the base construction of turf installation).

In addition to the increased need for available playing space, collegiate athletic facilities have become an attractive recruiting tool for many institutions. The competition for athletes and recruiting has resulted in a multitude of projects to build new, or upgrade existing, facilities. These projects include indoor fields, bleachers, press boxes, lighting, concession stands as well, as locker rooms and gymnasiums. We believe that our position in the sports facilities design, construction and turf sales industry allows us to benefit from this increased demand because we are able to compete for the sale of turf as well as the design and construction on such projects, whereas our competitors can typically only compete for the turf components or the construction, but not both. In fact, according to a current IBIS report, there are no national firms competing in these sectors that have even 5% market share.

Through our strategic operations design, we have the ability to operate throughout the U.S., providing high quality synthetic turf systems focused on player safety and performance and construct those facilities for our clients using local subcontracted labor. Due to our ability to design, estimate, engineer, general contract and install our solutions, we can spend more of every owner dollar on product rather than margin and overhead, thereby delivering a premium product at market rates for our customers. Since inception we have completed a variety of projects from the design, engineering and build of entire football stadiums to the installation of a specialized turf track systems. Members of our management team have also designed, engineered and installed baseball stadiums, soccer and lacrosse fields, indoor soccer facilities, softball fields and running tracks for private sports venues, public and private high schools and public and private universities. In addition, members of our team have designed and engineered and constructed concession stands with full kitchen facilities, restroom structures, press boxes, baseball dugouts, bleacher seating, ticket booths, locker room facilities and gymnasium expansion projects.

Lines of Business

Sports Field, through its wholly owned subsidiary, FirstForm, has two primary lines of business which are all integral parts of the organization’s overall business model. Our primary revenue generation comes from the sale and installation of our PrimePlay™ line of synthetic turf products. Our secondary source of revenue is generated as a result of the design, engineering, constructing, and construction management of athletic facilities and sports complexes. The construction management process is led by John Rombold and Scott Allen. Mr. Rombold is a licensed General Contractor as well as an experienced Project Manager. Scott Allen is a licensed Architect. Projects are bid and estimates for those bids are handled by both Mr. Rombold and Mr. Allen taking into consideration the scope of the work and cost of materials and labor. Once the Company is awarded a project based on a winning bid, Mr. Rombold will manage the fields being installed. Mr. Allen manages the Field Site Manager that the Company hires for each project. We bid all work done on each site to at least 3 subcontracted labor companies that meet our high standard of quality. The combination of these two business units allow for the business to operate as a Turn-Key Athletic Facilities provider for a truly “one-stop-shop” simplified customer experience.

Historically, approximately 80% of the Company’s gross revenues are from synthetic turf surfacing products and systems sales. Sports facilities design, engineering, construction and construction management have represented approximately 20% of the Company’s gross revenue. Projecting forward in the current year, the percentage of turf systems sales to construction related revenues should be approximately 70% to 30% respectively. Our goal is to continue to increase construction revenues in order to create a more even mix between revenue streams in order to insulate the total revenue from fluctuations in the turf sales or construction markets.

Target Markets

Our main target market is the more than 60,000 colleges, universities, high schools and primary schools in the United States with athletic programs, both public and private. Municipal parks and recreations departments, commercial and residential landscaping as well as golf and golf related activities also represent significant market opportunities for the Company.

Additionally, we target private club sports associations and independent athletic training facilities inclusive of all major sports, including; football, soccer, baseball, softball, lacrosse, field hockey, rugby, as well as track and field.

We also intend to market our unique design-build services to public youth sports leagues and all semi-professional and professional sports leagues.

Growth Strategy

Our primary goal is to be a leading provider of unique turn-key services that combine our strengths in safe and high performance synthetic turf systems, athletic facilities design, engineering and construction expertise. The key elements of our strategy include:

Expand our sales organization and increase marketing. Our sales structure is comprised of four discrete units: direct sales representatives, distribution group partners, deal finders and sports ambassadors. We currently have six fully staffed sales territories within the U.S.: the Northeast, Southeast, Northcentral, Southcentral, Northwest and Southwest, with each territory containing its own dedicated sales professional. Our four distribution group partners represent a total of nine sales people around the U.S. We are currently contracted with eight commission only deal finders who have extensive contacts in the sports industry and are making introductions for our direct sales team members to key decision makers around the U.S. Once a project lead is established, our distribution partners and deal finders bring in the local territory representative and drive the sales to close together as a team. We intend to continue to expand our highly-trained direct sales organization to secure contracts in every major region of the United States. By securing contracts and establishing Sports Field in all major regions of the country, the Company intends to seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

Develop and broaden high profile relationships to increase sales and drive revenues. In addition to installing a new football/lacrosse field, we have recently entered into a four-year marketing agreement with IMG Academy in Bradenton, Florida (“IMG”), a world renowned school and athletic training destination. IMG’s nationally recognized sports programs attract premier athletes from all over the globe. Our official supplier agreement with IMG allows us to utilize their logo in our marketing materials, perform site visits with clients to see our products as well as allow space for our 14,000 square foot research and development installation which we has allowed us to conduct research in an effort to consistently update our product offerings to make sure we are trying to put out what we believe to be the safest and highest performing products in the market. In addition, we are allowed to utilize IMG athletes to conduct product testing to ensure performance and safety for up to four times each year.

On August 3, 2016, we entered into a sponsorship agreement (the “Sponsorship Agreement”) with the National Council of Youth Sports (the “NCYS”). The Sponsorship Agreement positions the Company as an allied-level member and “Recommended Provider” of PrimePlay™ Replicated Grass™ turf systems. In addition, NCYS will provide the Company with media/marketing exposure across its member and affiliate network, cross promotion exposure and opportunities, and reciprocal use of brand trademarks and tradenames on promotional materials. In exchange, the Company shall pay to NCYS, among other potential fees, an annual non-refundable sponsorship fee of $20,000. The Sponsorship Agreement commenced upon execution and continues for an initial term of one (1) year, automatically renewing for successive one (1) year terms unless terminated by either party pursuant to the terms thereunder.

The NCYS membership includes over 200 member organizations that serve more than 60,000,000 registered youth participants. The NCYS leads the youth sports industry in offering its members exceptional value, and quality resources and services that are relevant, reliable, meaningful and purposeful. As NCYS’s preferred synthetic turf provider, we believe we will benefit from improved access to decision-makers within the national youth sports scene, introductions to fellow members, and unique educational opportunities regarding the Company’s advanced synthetic turf products.

We hope to continue to develop high profile strategic relationships that will allow for greater awareness of our products and services with institutions that are focused on athlete safety and athletic performance.

Drive adoption and awareness of our eco-friendly turf and infill products among coaches, athletic directors, administrators, and athletes. We intend to educate coaches, athletic directors, administrators and athletes on the compelling case for our two infill products. The Company currently offers two infill products, Organite and a yet to be named infill product (“New Infill Product”). Organite is our eco-friendly infill product that consists of Zeolite, Walnut Shell (Non-Allergenic Organic Shells and ethylene propylene diene monomer (EPDM) rubber. EPDM is a virgin rubber that contains no metals of any kind or known carcinogens in any color except black. On occasion, Organite contains minimal levels of Black EPDM which is sometimes known to contain carbon black, a potential inhalation hazard during manufacturing, however, we are not aware of any data showing any health hazards related to ingestion and therefore we strongly believe that EPDM is a much safer alternative to SBR crumb rubber. Our New Infill Product is eco-friendly and has absolutely no rubber at all and contains a proprietary mix of materials that are completely inert or biodegradable. Due to pricing competition we keep Organite available for clients more concerned with cost but we believe that our “rubberless” product will resonate amongst owners and drive additional demand for our products. Our infills are free from lead, chromium and all other potential cancer causing agents that are commonly found in fields all across the U.S. Our PrimePlay™ synthetic turf products are free from the polyurethane backing, which cannot be recycled, that is commonly present in the majority of turf installations today.

Environmentally friendly, ecologically-safe, recyclable products and coating materials are available and we are using them in our current products. We believe our products perform, in all respects, as well or better than the ecologically-challenged products traditionally considered and currently used by many of our competitors. Due to our turn-key design-build process, we are able to offer our customers fields with ecologically friendly materials at a price that is competitive with the traditional products that are cheap and contain materials that are not safe. We believe that increased awareness of the benefits of our eco-friendly infill will favorably impact our sales.

Develop new technology products and services. Since inception, we have been in pursuit of developing a turf system that is comprised of synthetic fiber, turf backing, infill and shock/drainage pad that would allow us to market a product that virtually eliminates all of the current problems plaguing the industry. To date, we have studied and developed a high performing infill product that is free from any potential carcinogens and is capable of reducing field temperatures, designed a turf stitch pattern that will reduce infill migration to prevent injury, removed polyurethane from our backing to allow for recycling, tested and are provided a shock pad system from a third party supplier, that will allow for high performance while reducing impact injuries due to lower Gmax and engineered drainage design plans that allow the system to be free from standing water even in the event of major downpours. All of the improvements to the system are continuously being challenged and tested at our research and development site located on the campus at IMG in Bradenton, Florida.

Our next goal is to permanently staff a research and development office with development staff so that we can use everything we have learned about existing products and continue to create new products that will continue to improve performance while remaining safe for the players and the environment.

Pursue opportunities to enhance our product offerings. We may also opportunistically pursue the licensing or acquisition of complementary products and technologies to strengthen our market position or improve product margins. We believe that the licensing or acquisition of products would only strengthen our existing portfolio.

Lessen our dependency on third party manufacturers. As part of our long-term plans, we are exploring the possibility of reducing our reliance on third party manufacturers by bringing certain manufacturing, service and research and development functions in-house, which could include the acquisition of equipment and other fixed assets or the acquisition or lease of a manufacturing facility.

Operational Strengths

Highly Experienced Management and Key Personnel. We have assembled a senior management team and key personnel which includes Jeromy Olson, our CEO, Scott Allen, our Director of Architecture & Engineering, John Rombold, our Director of Project Management, and Kort Wickenheiser, our Director of Sales. This current leadership team is comprised of individuals with significant experience in sales, design, architecture, engineering and construction industry.

Diversified Project Classes. The diversity of project types that are within our capabilities is a strength that we can exploit if there is an economic slowdown on any one particular sector. Our architectural design, engineering and construction expertise along with our surfacing product sales can support the company revenue streams in two discrete ways.

Specialized Market Approach. We are currently winning project bids at prices above our competitors that use crumb rubber, due to customer demand for safer products. When other companies are forced to offer solutions similar to ours, we are already competitively priced. Much of the reason for that is that we save money by employing our own project management, architecture and engineering which ultimately lowers our overhead as compared to other companies that are not turn-key. We believe that by targeting and maintaining this type of expertise in athletic facilities the Company is more insulated from general economic downturn than general construction companies otherwise would be. This specialization is less susceptible to customers driving normal price points lower through mass competition.

Infrastructure built for growth. Current staffing levels have positioned the Company with excess operational capacity capable of doubling project execution without a significant impact on overhead.

Featured Products and Services

PrimePlay™ Synthetic Turf Systems. All synthetic turf systems and products are marketed as our PrimePlay™ line of products to service the athletic facilities market. Within this line are the synthetic turf and track products, infill materials and shock/drainage pads.

*	Represents our turf system from the stone base under the field, shockpad, turf, and infill

PrimePlay™ Replicated Grass™. Our flagship synthetic turf system, Replicated Grass™, is designed with a shorter tuft-height and higher face-weight which combine to produce a surface with almost three times the blade-density of leading competitors. The result is a surface with increased infill stability because if the infill can be displaced, there is no way to maintain consistent performance characteristics. Because our infill is so stable and does not displace under normal use, there is no change in performance characteristics over time and the infill does not require replacement on a regular basis as some of our competitor’s products that use crumb rubber. This increased density also offers athletes natural “ball-action”, or “ball roll”, and “natural foot-feel”, or “foot action” so it feels like they are playing on a real, lush grass surface. Replicated Grass™ also contains our “rubberless” New Infill Product which is composed primarily of organic shell husk and zeolite. These infill materials offer no risk of cancer or other related health risks as well as many other valuable characteristics.

Product Features

Safe Alternative to Crumb Rubber. In February of 2016, three federal agencies — the U.S. Environmental Protection Agency (EPA), the Centers for Disease Control and Prevention (CDC) /Agency for Toxic Substances and Disease Registry (ATSDR), and the U.S. Consumer Product Safety Commission (CPSC) — launched a joint initiative to study key safety and environmental human health questions related to the use of SBR crumb rubber in synthetic turf athletic fields, and any potential link to cancer. Sports Field has never used crumb rubber since its inception. The Company currently offers two infill products, Organite and our New Infill Product. Organite is our eco-friendly infill product that consists of Zeolite, Walnut Shell (Non-Allergenic Organic Shells and ethylene propylene diene monomer (EPDM) rubber. EPDM is a virgin rubber that contains no metals of any kind or known carcinogens in any color except black. On occasion, Organite contains minimal levels of Black EPDM which is sometimes known to contain carbon black, a potential inhalation hazard during manufacturing, however, we are not aware of any data showing any health hazards related to ingestion and therefore we strongly believe that EPDM is a much safer alternative to SBR crumb rubber. Our New Infill Product is eco-friendly and has absolutely no rubber at all and contains a proprietary mix of materials that are completely inert or biodegradable. Due to pricing competition we keep Organite available for clients more concerned with cost but we believe that our “rubberless” product will resonate amongst owners and drive additional demand for our products.

Heat Reduction. An often overlooked health risk associate with artificial turf is the extremely high temperatures that can exist above the playing surface due to absorption of heat from the sun. When using rubber infills, the reflectivity of an artificial turf system is generally lower than natural grass (darker colors absorb more electromagnetic radiation) due to the exposure of dark infill. Further, artificial turf and rubber infill do not naturally contain and hold moisture, to provide evaporative cooling, as natural grass and soils do. Our product uses zeolite, which is light in color to absorb less heat and is a porous material that is capable of holding up to 55% of its weight in water. This moisture is released as temperatures rise to create an evaporative cooling effect on the field. Our internal data and testing has shown that our surfaces on average are 18.6 degrees cooler than that of most competitors.

Shock Attenuation. Rubber infills all have the same inherent problem, they break down and compact after prolonged exposure to UV light. As this happens over time the surfaces get harder and harder as the rubber loses its elasticity. This process increases the risk of impact injuries for athletes.

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

Therefore, we developed a system and a New Infill Product with no rubber and integrated the use of a third-party manufactured proprietary shock/drainage pad to be utilized under the playing surface. This pad allows for our system to produce Gmax scores under 80(need units) for the life of the product, which is well below the NFL minimum and the average new installation of sand and crumb rubber fields which average around Gmax of 110.

Base Construction. One of the key elements of any reliable turf athletic facility is the base construction. Conventional free-draining stone bases incorporate an inherent engineering conflict – drainage capacity vs. grade stability. In addition, the infiltration rate of the stone base cannot be accurately measured or predicted and degrades over time. To help eliminate these issues, we customize our drainage methodologies to meet specific project requirements and then we lay down our Replicated Grass products over the customized base. Our drainage methodology virtually eliminates engineering conflicts, practically eliminates invasive excavation, greatly reducing material import and export.

Below is an illustration of a typical installation design:

Warranty

The Company generally provides a warranty on products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty.

Sales and Marketing

Our current sales structure is comprised of four (4) discrete units, our direct sales representatives, distribution group partners, deal finders and our sports ambassadors. We currently have six (6) fully staffed sales territories; the Northeast, Southeast, Northcentral, Southcentral, Northwest and Southwest with each territory containing its own dedicated sales professional. Our four (4) distribution group partners representing a total of nice (9) sales people around the U.S. are also representing the Company every single day. We are currently contracted with eight (8) commission only deal finders who have extensive contacts in the sports industry and are making introductions for our direct sales team members to key decision makers around the U.S. Once a project lead is established, our distribution partners and deal finders bring in the local territory rep and drive the sales to close together as a team. We intend to continue to expand our direct sales organization in an effort to secure contracts in every major region of the United States. By securing contracts and establishing Sports Field in all major regions of the country, the Company will seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

We have initiated an ambassador program that includes current and former professional athletes from the sports in which they played. We currently have agreements with Ray Lewis, a future Hall of Fame retired NFL player, Rick Honeycutt, former MLB pitcher and current pitching coach of the Los Angeles Dodgers and Chris Wingert, current 12-year veteran Major League Soccer player who is currently playing with the Salt Lake City Real (collectively our “Sports Ambassadors”). These professionals maintain high level contacts with the NFL, Major League Baseball, professional soccer leagues, and major universities and colleges. These contacts have introduced the Company to NFL owners, professional athletes, college presidents and athletic directors, head coaches and other important industry contacts.

Our complete sales team, including our Sports Ambassadors, are active through the United States and will continue to call on relationships with their contacts. The efforts of this group of twenty-seven (27) professionals comprise a major component of the Company’s sales and marketing initiatives and these contacts in the professional and collegiate sports industries represent a significant asset as the Company looks to continue its growth.

The Company has also engaged in targeted and innovative direct marketing to athletic directors, school business managers, college and high school athletic programs, high school football coaches, landscape architects, engineering firms, and municipal parks and recreation departments. This plan has its focus on our innovative products and construction methodologies.

Over a year ago, in advance of a full scale marketing campaign, we began an effort to completely rebrand the company. This rebranding included a renaming that would allow us to market to our strengths in the industry and speak more directly to the values we represent. Effective April 4, 2016, Sports Field Engineering, Inc., our wholly-owned subsidiary, changed its name to FirstForm, Inc. This name change along with a new iconic logo and branding campaign includes a new brand development phase and roll out through every form of market communication.

Since April 4, 2016, we have created new tools as part of a comprehensive marketing plan that includes a brand new website with a focused SEO plan, creation of our new trade show booth exhibit materials, professional collateral sales literature and Power Point. It also includes the automation of our sales process through the adoption of a new customer relationship management software and mobile sales tools, engaging the market with the use of technology in concert with our high level professional sales team.

We intend continued expansion of our highly-trained direct sales organization to secure contracts in every major region of the United States. By securing contracts and establishing Sports Field in all major regions of the country, the Company will seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

Competition

The competitive landscape with respect to manufacturing is very well-established, with seven companies selling the majority of synthetic turf products. Based on management’s experience and knowledge of the synthetic turf industry, Field Turf is the leading manufacturer of synthetic turf athletic fields and synthetic turf products, with what we believe is roughly 45% of the overall market and is one of the only companies operating in this space that we characterize as a true manufacturer. Shaw Sports, Astroturf, LLC, Sprint Turf, Pro Grass, A-Turf, and Hellas Construction are all purveyors of synthetic turf athletic fields with varying degrees of manufacturing and assembly. We estimate that these six companies account for approximately 20% of synthetic turf athletic field sales. There remains over 20 other distributors, and to varying degrees manufacturers and assemblers, of synthetic turf products that account for the remaining 35% of the synthetic turf athletic fields market. These applications run the entire gamut of synthetic turf from residential and commercial landscaping, to golf applications, parks and recreation, private parks, airports, highway medians, downhill skiing, and other applications.

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

Trademarks

We currently have one registered trademark and two pending trademarks with the United States Patent and Trademark Office, which include FirstForm®, a second unnamed trademark under FirstForm (“Unnamed Infill Trademark”) and PrimePlay®, respectively. The application for PrimePlay is still pending and has been allowed by the USPTO and we anticipate that registration for this mark should issue in due course following our filing of evidence of use with the USPTO. The Unnamed Infill Trademark was filed as a second trademark under FirstForm® to serve as a placeholder until we decide on a name for our New Infill Product. At such time as the Company decides on a proper name for this product we will amend the Unnamed Infill Trademark accordingly.

We also believe we have certain common law rights with respect to the prior and continued usage of the names “Replicated Grass” and “Organite”.

Replicated Grass is our signature synthetic turf product.

Service Mark

The Company’s service mark is “Building the Best Comes First” which stands for the Company’s commitment to research and development. We have not yet applied to register this mark, but plan to do so.

Employees

We have 6 full time employees. Additionally, the Company employs 23 independent contractors, including 21 contract employees for sales and two for accounting and investor relations services. None of our employees are represented by a labor union.

Properties

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

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO OUR COMPANY

WE ARE NOT YET PROFITABLE AND MAY NEVER BE PROFITABLE.

Since inception through December 31, 2016, Sports Field has raised approximately $8,300,000 in capital. During this same period, we have recorded net accumulated losses totaling $13,957,580. As of December 31, 2016, we had a working capital deficit of $3,569,741. Our net losses for the three most recent fiscal years ended December 31, 2016, 2015 and 2014 have been $3,688,062, $3,338,157 and $3,832,856, respectively. Our ability to achieve profitability depends upon many factors, including the ability to develop and commercialize products. There can be no assurance that we will ever achieve profitable operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS.

As reflected in the financial statements we have received a going concern opinion from our auditors. As of December 31, 2016, the Company has cash of $15,388 and a working capital deficit of $3,569,741. Furthermore, the Company had a net loss and net cash used in operations of $3,688,062 and $2,266,721, respectively, for the year ended December 31, 2016 and an accumulated deficit totaling $13,957,580. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Our success depends on attracting and retaining qualified personnel and subcontractors in a competitive environment.

The success of our business is dependent on our ability to attract, develop and retain qualified personnel advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our ability to profitably execute our work could be adversely impacted.

Accounting for our revenues and costs involves significant estimates.

Accounting for our contract-related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenue and profit. Such changes could have a material adverse effect on our financial position and results of operations.

AS AN “EMERGING GROWTH COMPANY” UNDER APPLICABLE LAW, WE WILL BE SUBJECT TO LESSENED DISCLOSURE REQUIREMENTS, WHICH COULD LEAVE OUR STOCKHOLDERS WITHOUT INFORMATION OR RIGHTS AVAILABLE TO STOCKHOLDERS OF MORE MATURE COMPANIES.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

●	reduced disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

We may take advantage of these and other exemptions available to “emerging growth companies” or “smaller reporting companies”. We could remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of this offering, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Because of these lessened regulatory requirements, our stockholders may be left without information or rights available to stockholders of more mature companies.

WE RECENTLY COMPLETED A DEBT FINANCING WHICH IS secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.

As further described in “Recent Developments” above, in July 2016, we entered into the Loan Agreement with Genlink, pursuant to which Genlink made available to the Company a Revolving Loan. Pursuant to the Loan Agreement, the Company issued the Genlink Note up to an aggregate principal amount of One Million Dollars ($1,000,000), of which the Company has borrowed $1,000,000 to date, which is payable on December 20, 2017. Additionally, pursuant to the Loan Agreement, the Company and Genlink entered into the Security Agreement, pursuant to which the Company granted Genlink a senior security interest in substantially all of the Company’s assets as security for repayment of the Revolving Loan. In the event of the Company’s failure to make payments or to otherwise comply with the terms of the Revolving Loan under the Security Agreement or the Genlink Note, Genlink can declare a default and seek to foreclose on the Company’s assets. If the Company is unable to repay or refinance such indebtedness it may be forced to cease operations and the holders of the Company’s securities may lose their entire investment.

Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.

We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenue and profit we ultimately realize on these projects.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR SECURITIES.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements. As a result, our management has concluded that as of December 31, 2016, we have material weaknesses in our internal control procedures and our internal control over financial reporting was ineffective.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff. Currently, the Company has begun to hire additional staff to facilitate greater segregation of duties. Management intends to begin documenting and formalizing controls and procedures.

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

THE COMPANY’S BUSINESS MAY BE SUBJECT TO THE EFFECTS OF ADVERSE PUBLICITY AND NEGATIVE PUBLIC PERCEPTION RELATED TO SYNTHETIC TURF PRODUCTS.

Negative public perception regarding our industry resulting from, among other things, concerns raised by advocacy groups or the public in general about synthetic turf fields and the potential impact on human health related to certain chemical compounds found in the infill of such fields may negatively impact the sales of synthetic turf products. Despite not using any toxic or known harmful materials in our products, there can be no assurance that the Company will not be subject to adverse publicity or negative public perception surrounding the impact on human health of synthetic turf and related products in the future or that such negative public perception would not have an adverse or material negative impact on its financial position, results of operations or cash flows.

IF WE ARE UNABLE TO OBTAIN RAW MATERIALS IN A TIMELY MANNER OR IF THE PRICE OF RAW MATERIALS INCREASES SIGNIFICANTLY, PRODUCTION TIME AND PRODUCT COSTS COULD INCREASE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Synthetic turf made to our specifications can be purchased from a variety of manufacturers, there are several sources of all of our infill products and two manufacturers from which we can purchase expanded polypropylene shock and drainage pads. We do not anticipate any supply issues due to the fact that the raw materials to develop these products are readily available and currently not scarce. We do not have any exclusive supplier contracts for our products. We buy our pad, infill components and turf from manufacturers at the best price we can negotiate based on volume discounts but if the prices of the raw materials necessary to make these products, including the yarn, backing and infill in our products, rise significantly, we may be unable to pass on the increased cost to our customers. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.

Failure to maintain safe work sites could result in significant losses.

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. Our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

An inability to obtain bonding could have a negative impact on our operations and results.

We may be required to provide surety bonds securing our performance for some of our public and private sector contracts. Our inability to obtain reasonably priced surety bonds in the future could significantly affect our ability to be awarded new contracts, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

Design-build contracts subject us to the risk of design errors and omissions.

Design-build is increasingly being used as a method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally do not subcontract design responsibility as we have our own architects and engineers in-house. In the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

Many of our contracts have penalties for late completion.

In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on that project.

Strikes or work stoppages could have a negative impact on our operations and results.

Some of our projects require union labor and although we have not experienced strikes or work stoppages in the past, such labor actions could have a significant impact on our operations and results if they occur in the future.

Failure of our subcontractors to perform as anticipated could have a negative impact on our results.

We subcontract portions of many of our contracts to specialty subcontractors, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees from our higher-risk subcontractors. In this case we may be responsible for the failures on the part of our subcontractors to perform as anticipated, resulting in a potentially adverse impact on our cash flows and liquidity. In addition, the total costs of a project could exceed our original estimates and we could experience reduced profits or a loss for that project, which could have an adverse impact on our financial position, results of operations, cash flows and liquidity.

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR TECHNOLOGY OR OBTAIN RIGHTS TO USE OTHERS’ INTELLECTUAL PROPERTY OR TECHNOLOGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We take steps to protect our intellectual property rights such as filing for patent protection where we deem appropriate. However, there is no guarantee that any technology we seek to protect will, in fact, be granted patent protection or any other form of intellectual property protection. Consequently, if we are unable to secure exclusive rights in such technology, our competitors may be free to use such technology as well. We may at times also be subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. There is no guarantee that we will be able to resolve such claims or litigations favorably, and may, as a result, be exposed to adverse decisions in such litigations which may require us to pay damages, cease using certain technologies or products, or license certain technology, which licenses may not be available to us on commercially reasonable terms or at all. Moreover, intellectual property litigation, regardless of the ultimate outcomes, is time-consuming and expensive and can result in the distraction of management personnel and expenditure of consider resources in defending against any such infringement claims.

WE RELY UPON THIRD-PARTY MANUFACTURERS AND SUPPLIERS, WHICH PUTS US AT RISK FOR THIRD-PARTY BUSINESS INTERRUPTIONS.

We rely on third-party manufactures and suppliers for the individual products that we use to create our system which we then sell to owners. We have dozens of tufting companies to choose from in manufacturing our specific design for turf and bid them out often. We also have multiple suppliers for all of our infill contents as well as several shock pad suppliers of which we have used two to three of each historically. The success for our business depends in part on our ability to retain such third-party manufacturers and suppliers to provide subparts for our products and materials for the services we provide. If manufacturers and suppliers fail to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products and services in a timely manner could lead to customer dissatisfaction and damage to our reputation, cause customers to cancel contracts and to stop doing business with us.

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

WE MAY BE SUBJECT TO THE RISK OF SUBSTANTIAL ENVIRONMENTAL LIABILITY AND LIMITATIONS ON OUR OPERATIONS BROUGHT ABOUT BY THE REQUIREMENTS OF ENVIRONMENTAL LAWS AND REGULATIONS.

We may be subject to various federal, state and local environmental, health and safety laws and regulations concerning issues such as, wastewater discharges, solid and hazardous materials and waste handling and disposal, landfill operation and closure. While Sports Field believes that it is and will continue to manufacture products in compliance with all applicable environmental laws and regulations, the risks of substantial additional costs and liabilities related to compliance with such laws and regulations are an inherent part of our business.

Risks Relating to Ownership of our SECURITIES

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, our Revolving Loan with Genlink restricts our ability to declare or pay dividends on our common stock so long as it remains outstanding. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares and shares underlying your warrants at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock and 20,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

Our authorized capital includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock to purchase common stock at a premium that they might otherwise realize in connection with a proposed acquisition of our company.

IF AND WHEN A LARGER TRADING MARKET FOR OUR SECURITIES DEVELOPS, THE MARKET PRICE OF SUCH SECURITIES IS STILL LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SECURITIES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities that you purchase in this offering at or above the price you paid for such securities. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

●	variations in our revenue and operating expenses;

●	market conditions in our industry and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our common stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock and warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our securities price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

During the year the Company was engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee claimed he was due between $24,000 and $48,000 in unpaid wages (the “Claim”).

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement.

The Company has been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. In February 2017, the Company was informed by NexxField that it had settled its dispute with Brock. The Company was never named as a defendant in Brock’s patent infringement action and believes this matter to be resolved with no adverse effects to its business.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2016 and 2015 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$1.48	$0.11
Second Quarter (April 1 – June 30)	$1.45	$0.35
Third Quarter (July 1 – September 30)	$0.75	$0.31
Fourth Quarter (October 1 – December 31)	$0.49	$0.23

Fiscal 2015	High	Low
First Quarter (January 1 – March 31)	$2.00	$1.00
Second Quarter (April 1 – June 30)	$2.00	$1.10
Third Quarter (July 1 – September 30)	$1.50	$1.10
Fourth Quarter (October 1 – December 31)	$1.50	$0.11

(b) Holders of Common Equity

As of March 31, 2017, there were 239 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Below is a description of the Company’s compensation plan adopted in 2016.

2016 Plan

The purpose of awards under the 2016 Plan is to attract and retain talented employees and the services of select non-employees, further align employee and stockholder interests and closely link employee compensation with Company performance. Eligible participants under the 2016 Plan will be such full or part-time officers and other employees, directors, consultants and key persons of the Company and any Company subsidiary who are selected from time to time by the Board or committee of the Board authorized to administer the 2016 Plan, as applicable, in its sole discretion.

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

The 2016 Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the 2016 Plan. The 2016 Plan is currently being administered by the Board but it is intended for the Compensation Committee to administer the 2016 Plan upon the completion of this offering.

Options are subject to the following conditions:

(i) The Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the Plan) of the Company’s Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii) The strike price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted.

(iii) The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv) The Committee may designate the vesting period of Options. In the event that the Committee does not designate a vesting period for Options, the Options will vest in equal amounts on each fiscal quarter of the Company through the five (5) year anniversary of the date on which the Options were granted. The vesting period accelerates upon the consummation of a Sale Event (as defined in the Plan).

(v) Options are not transferable and Options are exercisable only by the Options’ recipient, except upon the recipient’s death.

(vi) Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

(i) The Committee grants Restricted Stock Options and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii) Restricted Stock may not be delivered to the grantee until the Restricted Stock has vested.

(iii) Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the Plan or in the Award Agreement (as defined in the Plan).

As of December 31, 2016, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders under the Plan	350,000	$1.61	1,870,000

Equity compensation plans not approved by security holders	622,500	$1.02	-

Total	972,500	$1.23	1,870,000

(1) Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

Issuance of Common Stock in Exchange for Services

On December 31, 2016, the Company issued 1,500 shares of common stock to an employee for services at a fair value of $585. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period July 1, 2016 through December 31, 2016, the Company issued 131,000 shares of common stock to 4 sales consultants, for services rendered at a fair value of $54,910. The shares were valued based upon the quoted closing trading price on the date of issuance.

On December 1, 2016 the Company issued 25,000 shares of its common stock at a fair value of $7,500 to an advisory board member pursuant to his agreement with the Company and service in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

On October 1, 2016 the Company issued 7,317 shares of its common stock at a fair value of $2,414 to a consultant pursuant to his agreement with the Company and service in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period July 1, 2016 through December 31, 2016 the Company issued 355,093 shares of its common stock at a fair value of $141,308 for services related to investor relations. The shares were valued based upon the quoted closing trading price on the date of issuance.

Issuance of Stock Options for Services

On November 3, 2016, the Company issued our CEO 175,000 common stock options for services pursuant to his employment agreement. 100,000 of the options vested immediately at a strike price of $1.50 and 75,000 of the options vest on December 31, 2016 at a strike price of $1.75.

On November 3, 2016, the Company issued Nexphase Global 175,000 common stock options for services. 100,000 of the options vested immediately at a strike price of $1.50 and 75,000 of the options vest on December 31, 2016 at a strike price of $1.75.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Statements of Operations for the Years Ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$3,225,277	$3,941,833
Gross profit (loss)	$311,533	$(578,164)
Operating expenses	$(3,474,349)	$(2,705,568)
Loss from operations	$(3,162,816)	$(3,283,732)
Other income (expense)	$(525,246)	$(54,425)
Net loss	$(3,688,062)	$(3,338,157)
Loss per common share - basic and diluted	$(0.23)	$(0.24)

Revenue

Revenue was $3,225,277 for the year ended December 31, 2016, as compared to $3,941,833 for the year ended December 31, 2015, a decrease of $716,556. The substantial decrease in revenue was primarily due to contracts entered into during prior quarters winding down during the second quarter. New contracted projects were started late in third quarter and a portion of the associated revenue will be recognized during the first quarter of 2017.

Gross Profit (Loss)

The Company generated a gross profit (loss) of $311,533, resulting in a gross profit margin of 16.5%, during the year ended December 31, 2015 as compared to a gross profit (loss) of $(578,164) and a negative gross profit margin of (17.9%) during the year ended December 31, 2015. Gross profit percentage increased from (17.9%) for the year ended December 31, 2015 to 16.5% for the year ended December 31, 2016 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2015. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products. In-addition the Company recorded a loss on write-off of obsolete inventory of $69,166 during the year ended December 31, 2015.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 28% during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The overall $768,781 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in stock based compensation expense of $495,000. The increase was primarily due to an increase in stock based awards issued subsequent to December 31, 2015 which are being expensed over the term of the contract. The overall increase was partially offset due to a decrease in fair value of the Company’s common stock during the third and fourth quarter of 2016. Unvested equity awards granted to consultants are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement.

●	An increase of research and development expenses of $90,897. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.

●	An increase in professional fees of $175,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to investor relations and an increase in accounting, auditing and legal fees primarily related to work performed on the Company’s registration statement which was has been put on hold. Accordingly, all legal and professional fees incurred relating to the registration statement have been expensed during the year ended December 31, 2016. These increases were partially offset by decreases in consulting fees related to business development, financial advisory services and sales consultants.

●	A decrease in travel and travel related expenses of $87,000 as a result of decreased sales and project management travel expenses.

●	A decrease in warranty costs of $53,000. During the year ended December 31, 2016 the Company incurred warranty costs of approximately $178,100. A substantial amount of the warranty costs incurred during the year ended December 31, 2016 related to subgrade infill materials used on a 2015 project. Since then, neither this supplier nor this infill material has been used again. During the year ended December 31, 2015 the Company incurred costs of approximately $231,400 relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future.

●	An increase in advertising, marketing and marketing related expenses of $50,000. The Company is focusing on building name recognition in the industry.

●	An increase in insurance expense of $84,000 due to increases in existing policy premiums and additional policies put in place.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the year ended December 31, 2016, were $(525,246), as compared to $(54,425) for the year ended December 31, 2015. For the year ended December 31, 2016 other income (expenses) consisted of $(484,587) in interest expense, a loss on extinguishment of debt of $(45,000) and miscellaneous income of $4,341. For the year ended December 31, 2015 other income (expenses) consisted of $(91,759) in interest expense, a loss on abandonment of furniture, fixture and equipment of $(11,826), a gain on disposition of fabrication molds of $44,832 and miscellaneous income of $4,328.

Net Loss

The net loss for the year ended December 31, 2016 was $(3,688,062), or a basic and diluted loss per share of $(0.23), as compared to a net loss of $(3,338,157), or a basic and diluted loss per share of $(0.24), for the year ended December 31, 2015. The increase in the loss compared to the prior year is primarily attributable to the increase in operating expenses and increase in other income (expense) items discussed above partially offset by an increase in gross profit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016, compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$693,613	$359,930	$333,683
Current Liabilities	$4,263,354	$2,876,965	$1,386,389
Working Capital (Deficit)	$(3,569,741)	$(2,517,035)	$1,052,706

At December 31, 2016, we had a working capital deficit of $(3,569,741) as compared to working capital deficit of $(2,517,035) at December 31, 2015, a working capital deficit increase of $1,052,706. During the year ended December 31, 2016 the Company received approximately $1,591,407 in net proceeds from the private placement of common stock through Spartan Capital, $150,000 in proceeds from convertible notes and $1,100,000 in proceeds from promissory notes. The Company used the proceeds to pay down existing debt and vendor liabilities and to fund operations due to the Company’s continued operating losses and negative cash flows from operations during the year ended December 31, 2016.

Summary Cash flows for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(2,266,721)	$(1,408,685)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$2,220,709	$946,593

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

The adjustments for the non-cash items increased from the year ended December 31, 2015 to the year ended December 31, 2016 due primarily to an increase in equity-based compensation, a loss on extinguishment of debt and the amortization of debt discount and debt issuance costs on debt agreements entered into during the year ended December 31, 2016. In addition, the net decrease in cash from changes in working capital activities from the year ended December 31, 2015 to the year ended December 31, 2016 primarily consisted of an increase in accounts receivable primarily due to projects started during the end of the third quarter of 2016, a decrease in prepaid expenses, disregarding prepaid equity based compensation, and a decrease in accounts payable and accrued expenses primarily due to the Company paying down vendor liabilities with the proceeds received from the private placement of the Company’s common stock along with proceeds from promissory notes during the year ended December 31, 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $2,220,709 and $946,593, respectively. During the year ended December 31, 2016, the Company had the following financing transactions: i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $(150,000) towards convertible notes; ii) received $1,100,000 in gross proceeds from the issuance of promissory notes and repaid $(426,198) in promissory notes; iii) received $1,591,407 in net proceeds from common stock subscriptions; and iv) paid $(44,500) in debt issuance costs. During the year ended December 31, 2015, the Company had the following financing transactions: i) received $585,000 in gross proceeds from the issuance of convertible notes; ii) received $355,993 in gross proceeds from the issuance of promissory notes and repaid $(50,000) in promissory notes; iii) received $113,100 in net proceeds from common stock subscriptions; and iv) paid $(57,500) in debt issuance costs.

Going Concern

As reflected in the accompanying consolidated financial statements, as of December 31, 2016 the Company had a working capital deficit of $3,569,741 and net cash used in operations during the year ended December 31, 2016 of $2,266,721. Furthermore, the Company incurred net losses of approximately $3.7 million for the year ended December 31, 2016 and $3.3 million and $3.8 million for years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $13.9 million at December 31, 2016. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that for the next 12 months, our operating cash burn will be approximately $2.5 million, excluding repayments of existing debts in the aggregate amount of $1.78 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

To date, we have funded our operational short-fall primarily through private offerings of common stock, convertible notes and promissory notes, our line of credit and factoring of receivables. The Company believes it has potential financing sources in order to raise the capital necessary to fund operations through fiscal year end 2017.

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

In connection with the private placement the Company incurred placement agent fees of $262,204 and legal fees of $50,000. In addition, 183,338 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company and FirstForm and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Company shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Company and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $44,500 for entering into the Credit Agreement. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date hereof is $1,000,000.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to meet its total liabilities of $4.3 million at December 31, 2016, and to continue as a going concern is dependent upon the availability of future funding, continued growth in sales along with increased profitability on sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, warranty reserve, percentage of completion revenue recognition method, the useful life of fixed assets, assumptions used in the fair value of stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the year ended December 31, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2016.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective in order to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 31, 2017:

Name	Age	Position	Officer and/or Director Since

Jeromy Olson	47	Chairman, Chief Executive Officer and Director	2014

Tracy Burzycki	46	Director	2015

Glenn Appel	45	Director	2015

Glenn Tilley	55	Director	2016

Jeromy Olson, Chief Executive Officer, Chairman, Director

Mr. Jeromy Olson, age 47, combines over 20 years in senior management as well sales and sales training. Mr. Olson is currently an owner of NexPhase Global, a sales management and consulting firm that he founded in 2013. From 2012 to 2013, Mr. Olson was Vice President of Sales and Marketing for Precision Plating Inc., a company involved in precious metal fabrication. From 2007 to 2012, Mr. Olson was Area Sales Manager for Beckman Coulter, a Clinical Diagnostic company that focused on hospital laboratory equipment manufacturing.

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

Tracy Burzycki, Director

Ms. Tracy Burzycki, age 46, brings over 15 years of experience in sales management, strategic planning, market evaluation and market penetration, following an eight-year career as a scientist.   From 2000 through the present, Ms. Burzycki has held various positions with Beckman Coulter, a company that develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing, where she has been the Director, National Sales and Global Accounts from July 2011 through December 2014 and is currently the Director, Americas Sales-Life Sciences.

She has an undergraduate degree from the University of Connecticut and an MBA from Columbia University – Columbia Business School.

The Board believes that Ms. Burzycki’s extensive experience in sales management, strategic planning, market evaluation and market penetration will enable the Company to accelerate its growth in several key areas.

Glenn Appel, Director

Mr. Appel, age 45, is the current Chief Executive Officer and President of Campania International, Inc. (“Campania”), one of the preeminent suppliers of garden elements in North America. For the last eleven years, as the Chief Executive Officer and President of Campania, Mr. Appel has fostered exceptional sales growth and constructed a highly effective management team. Prior to joining Campania, Mr. Appel held various management positions with Crayola, LLC.  Mr. Appel has an undergraduate degree from Lehigh University and an MBA from Columbia University.

In evaluating Mr. Appel’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his expertise in human resources and business execution, as well as his extensive experience as Chief Executive Officer and President of Campania International.

Glenn Tilley, Director

Mr. Tilley, age 55, combines over 30 years of experience in Sports Management and Sports and Entertainment Marketing leadership roles. Currently, Mr. Tilley is the Founder and CEO of The Champions Network, a business acceleration firm with a focus in the sports and health and wellness space. Previously, he was CEO of Ripken Baseball from 2010 to 2014, a baseball management and sports marketing firm where he established and expanded The Ripken Brand on a national level. Previous to his role at Ripken Baseball, Mr. Tilley, as President and CEO of Becker Group from 2001 to 2009, led the transformation of the firm into an international success as a leading entertainment and experiential marketing firm with clients such as The Walt Disney Company, Warner Brothers, The Discovery Channel, The Taubman Company, Simon Properties, and Westfield Properties. Before being promoted to President and CEO, Mr. Tilley was Vice President of Sales for Becker Group from 1992 through 2000. Previous to his role at Becker Group, Mr. Tilley was an executive at Sports Management firms Shapiro and Robinson and Eastern Athletic Services that represented and managed professional athletes in professional baseball and professional football.

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

Key Employees

John Rombold, Director of Project Management

Mr. John Rombold, age 46, combines over 20 years of experience in Construction Management including a 10 year career in Athletic Field Construction. Previously, he had been involved in 4 companies in the Commercial Construction Industry holding positions including Director of Construction, Project Manager, Operations Manager, and Sales Engineer. From 2014 through 2016, Mr. Rombold was the Operations Manager for Northeast Turf, a Synthetic Turf Installation company. From 2007 to 2012, he held roles of Director of Construction and Project Manager for ProGrass LLC, a company involved in the construction of Athletic Facilities. From 2002 to 2006, he was a Construction Manager for the 84 Lumber Company, a Retail Company that focused on Building Materials. Previously, he held several positions of increasing responsibility with the General Electric Company. Mr. Rombold is currently an ASBA Certified Field Builder for Synthetic Turf, a LEED Green Associate, and a Licensed Pennsylvania Real Estate Agent. He is also a member of the Pittsburgh Green Building Alliance. He has an undergraduate degree in Business Administration from Clarion University of Pennsylvania.

Scott Douglas Allen, Director of Architecture & Engineering

Mr. Scott Douglas Allen, AIA NCARB, Age 45, combines over 23 years of experience in the Architecture / Engineering / Construction Industry, including 10 years in senior management positions. In addition to his current, Director of Architecture & Engineering for FirstForm Inc., Mr. Allen has been Managing Principal at S|D|A Architects from 2005 to 2016 and is also currently a partner at SDA/3 Properties Realty Group. Concurrent to that experience, Mr. Allen performed as an Engineering Instructor for 5 years at Pennsylvania State University. Previous to his position with S|D|A Architects & Penn State University, Mr. Allen worked as an Architectural Project Manager for various A/E companies from 1996–2005, most notably, the world renowned and awarding winning firm of Bohlin Cywinski Jackson. Mr. Allen complemented his design and engineering background with onsite construction experience from 1988–1995.

Mr. Allen has an Associate of Specialized Technology Degree from Johnson College and a Professional Bachelor or Architecture Degree from the University of Kansas.

Key Consultant

Kort Wickenheiser, Director of Sales

Mr. Kort Wickenheiser, Director of Sales & Marketing, age 44, combines over 10 years of experience in professional sales and marketing, following 10 years of success in collegiate and high school athletics. Mr. Wickenheiser is a founder and owner of NexPhase Global, Inc. since 2013 through the present. Previously, he had been involved in 3 companies holding positions including regional sales manager, territory development and product specialist. In 2013, Mr. Wickenheiser was the East Zone Sales Manager for Precision a renowned engineering firm located in Chicago, IL. From 2010 to 2013, Mr. Wikenheiser was an award winning capital equipment sales specialist for Beckman Coulter, Brea, CA. Prior to that he was award winning territory development representative for GlaxoSmithKline, Philadelphia, PA where he worked from 2005 to 2010. Mr. Wickenheiser has successfully overseen the growth of 5 separate sales territories; ranging from single states, to the east coast of the U.S., to the entire United States, instituting key strategic initiatives that drove revenue and profitability.

Mr. Wikenheiser is a graduate of Muhlenberg College in Allentown, PA, magna cum laude, where he was captain of their Men’s Basketball Championship Team.

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

Board Committees

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board intends for each committee to have its own charter prior to the effectiveness of its registration statement. Upon effectiveness of the registration statement, each of the board committees will have the composition and responsibilities described below.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Glenn Appel, Tracy Burzycki and Glenn Tilley. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined that no one is currently an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. The Board intends to appoint an audit committee financial expert to its audit committee prior to the effectiveness of the registration statement of which this prospectus forms a part.

The Audit Committee will oversee our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

●	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of the independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	resolve any disagreements between management and the auditors regarding financial reporting;

●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

●	reviewing and approving all related party transactions; and

●	overseeing compliance with legal and regulatory requirements.

Compensation Committee

The members of our Compensation Committee are Glenn Appel, Tracy Burzycki and Glenn Tilley. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Tracy Burzycki will serve as Chairman of our Compensation Committee.

The Committee’s compensation-related responsibilities include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●	determining the need for an the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

●	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee will be Glenn Appel, Tracy Burzycki and Glenn Tilley. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Glenn Tilley will serve as Chairman of our Nominating and Corporate Governance Committee.

The Committee’s responsibilities include:

●	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s Code of Ethics;

●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively;

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

Code of Ethics

The Company does not currently maintain a Code of Ethics but plans to adopt one in the near future.

Item 11. Executive Compensation.

The following table provides each element of compensation paid or granted to our sole Executive officer, for service rendered during the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeromy Olson(2) (4)	2016	$120,000	0	$275,000	$30	0	0	0	$395,030
Chief Executive Officer(1)	2015	$120,000	0	0	0	0	0	0	$120,000

1.	Mr. Olson was appointed Chief Executive Officer of the Company on September 18, 2014. NexPhase Global, a consulting firm owned in part by Mr. Olson, invoices the Company $20,000 per month, $10,000 of which pertains to consulting services, and the other $10,000 pertains to Mr. Olson’s services as the Chief Executive Officer of the Company.

2.	Mr. Olson was issued 250,000 shares of common stock on the date of his employment agreement in 2014 and received 250,000 shares of common stock on January 1, 2016.

3.	NexPhase Global was issued 50,000 shares of common stock at the onset of the consulting agreement and will receive 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter.

4.	On November 3, 2016, the Board, pursuant to the Mr. Olson’s Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. Mr. Olson is due additional option grants pursuant to the Olson Employment Agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

5.	On November 3, 2016, the Board, pursuant to the NexPhase Global consulting agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. NexPhase Global is due additional option grants pursuant to the consulting agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

Compensation-Setting Process/Role of Our Compensation Committee

During 2016 we had not yet established our compensation committee and our board of directors was responsible for overseeing our executive compensation program, establishing our executive compensation philosophy and programs, and determining specific executive compensation, including cash and equity. These responsibilities will be handled by our compensation committee moving forward. Unless otherwise stated, the discussion and analysis below is based on decisions by the board of directors.

During 2016, our board of directors considered one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

●	the experiences and individual knowledge of the members of our board of directors regarding executive compensation, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

●	corporate and/or individual performance, as we believe this encourages our executive officer to focus on achieving our business objectives; and

●	the Chief Executive Officer’s existing equity award and stock holdings.

We plan to hire additional executive officers and our compensation program following this offering may, over time, vary significantly from our historical practices. For example, we expect that following this offering, in setting executive compensation, the new compensation committee may review and consider, in addition to the items above, factors such as the achievement of predefined milestones, tax deductibility of compensation, the total compensation that may become payable to executive officers in various hypothetical scenarios, the performance of our common stock and compensation levels at public peer companies.

Executive Compensation Program Components

Base Salary

We provide base salary as a fixed source of compensation for our executive officer, allowing him a degree of certainty when having a meaningful portion of his compensation “at risk” in the form of equity awards covering the shares of a company for whose shares there have been limited liquidity to date. We plan to hire additional officers and the board of directors recognizes the importance of base salaries as an element of compensation that helps to attract highly qualified executive talent.

The base salary for our executive officer was established primarily based on individual negotiations with the executive officer when they joined us and reflect the scope of his anticipated responsibilities, the individual experience he brings, the board members’ experiences and knowledge in compensating similarly situated individuals at other companies, and our then-current cash constraints.

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2015 for our continuing named executive officer, no adjustments were made to the base salary of our named executive officer as the board determined, in its independent judgment and without reliance on any survey data, that existing base salary for our executive officer, provided sufficient fixed compensation for retention purposes.

Outstanding Equity Awards at December 31, 2016

The Company had no outstanding equity awards at the end of the most recent completed fiscal year. Our Chief Executive Officer, Mr. Jeromy Olson, is due options pursuant to his employment agreement upon the Company’s creation of a qualified stock plan. On October 4, 2016 the Board approved the 2016 Plan providing for the issuance of up to 2,500,000 shares. On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined below), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. Mr. Olson is due additional option grants pursuant to the Olson Employment Agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tracy Burzycki(1)	—	—	41,068	—	—	—	41,068
Glenn Appel(2)	—	—	43,824	—	—	—	43,824
Glenn Tilley(3)	—	—	55,669	—	—	—	55,669

1.	Tracy Burzycki was appointed as a director on January 29, 2015. Mrs. Burzycki received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

2.	Glenn Appel was appointed as a director on August 27, 2015. Mr. Appel received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015.

3.	Glenn Tilley was appointed as a director on January 4, 2016. Mr. Tilley received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. 25,000 Options vest on January 4, 2016 and the remaining Options shall vest in equal amounts over a period of 1.75 years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2016.

Director Agreements

On January 29, 2015, the Company entered into a director agreement (the “Burzycki Director Agreement”) with Tracy Burzycki, concurrent with Ms. Burzycki’s appointment to the Board effective January 29, 2015. Pursuant to the Burzycki Director Agreement, Ms. Burzycki is to be paid a stipend of one thousand dollars ($1,000) per meeting of the Board, which shall be contingent upon her attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Ms. Burzycki shall receive options (the “Burzycki Options”) to purchase two hundred thousand (200,000) shares of the Company’s common stock provided she continues to serve on the board through December 31, 2016. The exercise price of the Burzycki Options shall be one dollar ($1.00) per share and will be exercisable for 5 years from the date of grant. The Burzycki Options shall vest in equal amounts over a period of two (2) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2015.

On August 27, 2015, the Company entered into a director agreement (the “Appel Director Agreement”) with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board effective August 27, 2015. Pursuant to the Appel Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel shall receive non-qualified stock options (the “Appel Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock provided he continues to serve on the board through June 30, 2017. The exercise price of the Appel Options shall be One Dollar ($1.00) per share and will be exercisable for 5 years from the date of grant. The Appel Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015.

On January 4, 2016, the Company entered into a director agreement (the “Tilley Director Agreement”) with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board effective January 4, 2016. Pursuant to the Tilley Director Agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley shall receive non-qualified stock options (the “Tilley Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock provided he continues to serve on the board through September 30, 2017. The exercise price of the Tilley Options shall be One Dollar ($1.00) per share and are exercisable for 5 years. 25,000 Options vest on January 4, 2017 and the remaining Options shall vest in equal amounts over a period of 1.75 years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first fiscal quarter of 2016.

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as elsewhere in this document), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. Mr. Olson is due additional option grants pursuant to the Olson Employment Agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

Pursuant to the merger clause set forth in Section 13(a) of the Employment Agreement, all prior agreements between Mr. Olson and the Company, including that certain Consulting Agreement dated August 29, 2014, are superseded by the Employment Agreement and are of no further effect.

Termination and Change of Control Provisions.

Pursuant to the Olson Employment Agreement, upon a Change of Control (as defined in the Olson Employment Agreement), in addition to the accrued but unpaid compensation and vacation pay through the date of termination and any other benefits accrued to him under any benefit plans outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Olson shall be entitled to the following severance benefits: (i) the greater of twelve (12) months’ Base Salary (as defined in the Olson Employment Agreement) at the then current rate or the remainder of the Base Salary due under Olson Employment Agreement, to be paid in equal bi-weekly installments, less withholding of all applicable taxes, at such times he would have received them if there was no termination; (ii) continued provision for a period of twelve (12) months after the date of termination of the benefits under any benefit plans extended from time to time by the Company to its senior executives; and (iii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which Executive was a participant as of the date of Executive’s termination of employment.

Outstanding Equity Awards at Fiscal Year-End 2016

The Company had 972,500 stock options outstanding at the end of the most recent completed fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2017 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Sports Field Holdings, Inc., at 4320 Winfield Road, Suite 200, Warrenville, IL 60555.

The following table assumes 17,095,083 shares are outstanding as of March 31, 2017.

Name and Address of Beneficial Owner	Outstanding Common Stock	Percentage of Ownership of Common Stock
5% Beneficial Shareholders
One Equity Research, LLC(1)	1,103,563	6.06%
Officers and Directors
Jeromy Olson(2)	897,500	5.17%
Tracy Burzycki(3)	200,000	1.16%
Glenn Appel(4)	175,000	1.01%
Glenn Tilley(5)	806,064	4.52%

Officers and Directors as a Group (4 persons)	2,078,564	11.72%

* denotes less than 1%

(1)	Represents 1,103,563 shares of common stock upon the conversion of notes held by such holder.

(2)	Represents (i) 635,000 shares of common stock, (ii) 150,000 shares of common stock underlying vested options with an exercise price of $1.50 per share and (iii) 112,500 shares of common stock underlying vested options with an exercise price of $1.75 per share

(3)	Represents 200,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

(4)	Represents 175,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

(5)	Represents (i) 85,000 shares of common stock, (ii) 571,064 shares of common stock upon the conversion of notes held by such holder and (iii) 150,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of blank check preferred stock, $0.00001 par value per share. Currently we have no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. We currently have 17,095,083, shares of common stock issued and outstanding.

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

Warrants

As of March 31, 2017, there are 679,588, outstanding warrants to purchase our common shares. The warrants are exercisable for a term ranging from 2 to 4.5 years with an exercise price range of $1.00 - $1.10.

Options

There are 972,500, outstanding options to purchase our securities.

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

Item 13. Certain Relationships and Related Transactions.

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $248,413 for the year ended December 31, 2016. Included in consulting expense for the year ended December 31, 2016 were 40,000 shares of common stock valued at $27,800, and 175,000 common stock options valued at $613 issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $161,000 for the year ended December 31, 2015. Included in consulting expense for the year ended December 31, 2015 were 40,000 shares of common stock valued at $41,000 issued to Nexphase Global.

On May 7, 2015, the Company issued an unsecured promissory note in the principal amount of $150,000 (the “Tilley Note”) to Glenn Tilley. The Tilley Note pays interest equal to 9% of the principal amount of the Tilley Note, payable in one lump sum. On March 31, 2016, Mr. Tilley entered into a letter agreement whereby, effective as of February 1, 2016, Mr. Tilley waived any and all defaults that may or may not have occurred prior to the date thereof (the “Waiver”). As consideration for the Waiver, the Company issued Mr. Tilley an additional 15,000 shares of the Company’s common stock. The principal amount of the Tilley Note increased from $150,000 to $163,500 as the initial interest amount, $13,500 as of February 1, 2016, was added to the principal amount of the Tilley Note. Pursuant to the Waiver, the maturity date of the Tilley Note was extended to July 1, 2016, and the Tilley Note shall pay interest as of February 1, 2016, at a rate of 9% per annum, payable in one lump sum on July 1, 2016 (the “Maturity Date”). Mr. Tilley and the Company are currently engaged in good faith negotiations to amend the Maturity Date of the Tilley Note.

On October 21, 2016, Glenn Tilley entered into a letter agreement, whereby effective August 1, 2016, Glenn Tilley waived any and all defaults that may or may not have occurred prior to the date thereof. As consideration for entering into the Second Waiver, the Company issued Glen Tilley an additional 30,000 shares of the Company’s restricted common stock. As additional consideration for entering into the Second Waiver, the interest amount of $7,357.50 was added to the Principal Amount of the Tilley Note. As of August 1, 2016, the principal of the Tilley Note was $170,857.50. Pursuant to the Second Waiver, the maturity date of the Tilley Note was extended to January 1, 2017, at a rate of 15% per annum, payable in one lump sum on the maturity date.

The Tilley Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share through January 1, 2017, and after January 1, 2017, the Tilley Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share or (ii) the volume-weighted average price for the last five trading days preceding the conversion date.

Mr. Tilley was appointed as a director of the Company on January 4, 2016.

Policy on Future Related Party Transactions

All future transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct and committee charters.

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

As of March 31, 2017, the Board determined that the following directors are independent under these standards:

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

Services	2016	2015

Audit Fees	$44,500	$40,000

Audit - Related Fees	-	-

Tax fees	$5,000	$4,500

All Other Fees – Review of S-1	6,900	-

Total	$56,400	$44,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).

10.3	Director Agreement, dated January 29, 2015, between the Company and Tracy Burzycki (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015).

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Commercial Premium Finance Agreement by and between the Company and First Insurance Funding (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.15	Premium Funding Agreement by and between the Company and IPFS Corporation (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.16	Form of Ambassador Program Representative Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.17	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.18	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.19	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-k filed with the Securities and Exchange Commission on October 12, 2016).

10.20	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.22	Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016)

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: March 31, 2017	By:	/s/ Jeromy Olson
Name: Jeromy Olson
Title: Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer and Financial Officer), Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeromy Olson	Chief Executive Officer	March 31, 2017
Jeromy Olson	(Principal Executive Officer and Principal Accounting and Financial Officer), Chairman of the Board

/s/ Tracy Burzycki	Director	March 31, 2017
Tracy Burzycki

/s/ Glenn Appel	Director	March 31, 2017
Glenn Appel

/s/ Glenn Tilley	Director	March 31, 2017
Glenn Tilley

SPORTS FIELD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

SPORTS FIELD HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sports Field Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sports Field Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. Sports Field Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Field Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a working capital deficit, a net loss and net cash used in operations of $3,569,741, $3,688,062 and $2,266,721, respectively and has an accumulated deficit totaling $13,957,580. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 31, 2017

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$15,388	$61,400
Accounts receivable	354,159	151,168
Costs and estimated earnings in excess of billings	75,624	137,016
Inventory	110,000	-
Prepaid expenses and other current assets	138,442	10,346
Total current assets	693,613	359,930

Property, plant and equipment, net	10,193	14,249
Deposits	2,090	2,090

Total assets	$705,896	$376,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,872,981	$1,896,557
Billings in excess of costs and estimated earnings	374,916	-
Provision for estimated losses on uncompleted contracts	66,079	130,046
Promissory notes, net of debt discount of $30,090 and $0, respectively	1,052,410	313,993
Derivative liability	204,300	-
Convertible notes payable, net of debt discount of $0 and $63,631	692,668	536,369
Total current liabilities	4,263,354	2,876,965

Total liabilities	4,263,354	2,876,965

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 17,074,470 and 13,915,331 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	171	138
Additional paid in capital	10,404,451	7,773,184
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(13,957,580)	(10,269,518)
Total stockholders' equity (deficit)	(3,557,458)	(2,500,696)

Total liabilities and stockholders' equity (deficit)	$705,896	$376,269

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenue
Contract revenue	$3,225,277	$3,941,833
Total revenue	3,225,277	3,941,833

Cost of sales
Contract cost of sales	2,913,744	4,450,831
Loss on write-off of obsolete inventory	-	69,166
Total cost of sales	2,913,744	4,519,997

Gross profit (loss)	311,533	(578,164)

Operating expenses
Selling, general and administrative	3,334,396	2,677,524
Research & development	90,897	-
Depreciation	4,056	28,044
Separation expense	45,000	-
Total operating expenses	3,474,349	2,705,568

Net loss from operations	(3,162,816)	(3,283,732)

Other income (expense), net
Interest, net	(484,587)	(91,759)
Loss on extinguishment of debt	(45,000)	-
Miscellaneous income	4,341	4,328
Loss on abandonment of furniture, fixture and equipment	-	(11,826)
Gain on disposition of fabrication molds	-	44,832
Total other income (expense), net	(525,246)	(54,425)

Net loss before income taxes	(3,688,062)	(3,338,157)

Provision for income taxes	-	-

Net loss	$(3,688,062)	$(3,338,157)

Net loss per common share, basic and diluted	$(0.23)	$(0.24)

Weighted average common shares outstanding, basic and diluted	16,128,804	13,698,354

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2014	-	$-	13,545,275	$135	7,301,003	$(4,500)	$(6,931,361)	$365,277

Shares issued for services	-	-	225,000	2	225,998	-	-	226,000
Shares issued in an offering- net proceeds	-	-	118,182	1	113,099	-	-	113,100
Stock options issued for services	-	-	-	-	63,084	-	-	63,084
Shares issued with convertible promissory notes	-	-	25,000	-	70,000	-	-	70,000
Shares issued for cashless warrant exercise	-	-	1,874	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,338,157)	(3,338,157)
Balance, December 31, 2015	-	-	13,915,331	138	7,773,184	(4,500)	(10,269,518)	(2,500,696)

Shares issued for services	-	-	1,293,944	14	925,201	-	-	925,215
Shares issued in an offering- net proceeds	-	-	1,715,195	18	1,591,389	-	-	1,591,407
Stock options issued for services	-	-	-	-	141,204	-	-	141,204
Shares issued with convertible promissory notes	-	-	35,000	-	30,637	-	-	30,637
Shares issued with convertible promissory note amendments	-	-	115,000	1	79,499	-	-	79,500
Derivative liability - convertible promissory note	-	-	-	-	(204,300)	-	-	(204,300)
Beneficial conversion feature					67,637			67,637
Net loss	-	-	-	-	-	-	(3,688,062)	(3,688,062)
Balance, December 31, 2016	-	$-	17,074,470	$171	$10,404,451	$(4,500)	$(13,957,580)	$(3,557,458)

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,688,062)	$(3,338,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,056	28,044
Loss on write-off of obsolete inventory	-	69,166
Gain on disposition of fabrication molds	-	(44,832)
Loss on abandonment of furniture, fixture and equipment	-	11,826
Amortization of debt issuance costs	37,446	51,963
Amortization of debt discount	175,200	42,574
Accretion of original issue discount	33,168	9,832
Loss on extinguishment of debt	45,000	-
Forfeit on deposit of office lease	-	6,417
Common stock and options issued to consultants and employees	961,386	289,084
Changes in operating assets and liabilities:
Accounts receivable	(202,991)	(151,168)
Prepaid expenses	71,643	(7,706)
Inventory	(110,000)	62,289
Accounts payable and accrued expenses	34,092	1,589,453
Costs and estimated earnings in excess of billings	61,392	(137,016)
Billings in excess of costs and estimated earnings	374,916	(20,500)
Provision for estimated losses on uncompleted contracts	(63,967)	130,046
Net cash used in operating activities	(2,266,721)	(1,408,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	150,000	585,000
Repayments of convertible notes	(150,000)	-
Debt issuance costs	(44,500)	(57,500)
Proceeds of promissory notes	1,100,000	355,993
Repayments of promissory notes	(426,198)	(50,000)
Proceeds from common stock subscriptions	1,591,407	113,100
Net cash provided by financing activities	2,220,709	946,593

Decrease in cash	(46,012)	(462,092)
Cash, beginning of year	61,400	523,492

Cash, end of year	$15,388	$61,400

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$115,015	$-
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$94,706	$-
Original issue discount on promissory notes	$-	$8,000
Original issue discount on convertible notes	$-	$15,000
Debt discount - beneficial conversion feature	$67,637	$-
Debt discount paid in the form of common shares	$80,137	$70,000
Debt issuance costs accrued	$-	$17,500
Stock issuance costs paid in the form of warrants	$76,927	$5,257
Increase in principal amount of convertible notes in conjunction with debt modification	$57,668	$-
Derivative liability - convertible promissory notes	$204,300	$-
Fabrication molds given in settlement agreement	$-	$59,983

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sports Field Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, warranty reserve, percentage of completion revenue recognition method, the useful life of fixed assets, assumptions used in the fair value of stock-based compensation, valuation of derivative liabilities and the valuation allowance relating to the Company’s deferred tax assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of December 31, 2016 and 2015, the Company’s accounts receivable balance was $354,159 and $151,168, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the year ended December 31, 2016 and 2015, the Company incurred research and development expenses of $90,897 and $0, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $0 as of December 31, 2016 and 2015, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 6 for warranty expenses incurred during the year ended December 31, 2016 and 2015.

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2016 and December 31, 2015, the carrying value of the notes payable and accrued interest was $1,815,442 and $891,330. Accrued interest is included on the Balance Sheets in the accounts payable and accrued expenses line item.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in 2016. The Company valued the conversion features using a black scholes model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following management assumptions in valuing the derivative conversion feature during the year ended December 31, 2016:

Exercise price	$0.19
Expected dividends	0%
Expected volatility	44.24%
Risk fee interest rate	0.85%
Term	1.0 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

December 31, 2016		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$204,300	$-	$-	$204,300	$204,300

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2015 through December 31, 2016:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, December 31, 2015	$-	$-
Purchases, issuances, reassessments and settlements	204,300	204,300
Change in fair value	-	-
Balance, December 31, 2016	$204,300	$204,300

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF the intrinsic value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The debt discount attributable to the BCF is amortized over the period from issuance to the date that the debt matures.

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, are as follows:

	December 31,
	2016	2015

Warrants to purchase common stock	679,588	508,068
Options to purchase common stock	972,500	430,000
Unvested restricted common shares	75,000	-
Convertible Notes	2,716,006	626,775
Totals	4,443,094	1,564,843

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 75,000 and 0 shares as of December 31, 2016 and 2015, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding. Their dilutive impact was not added back in the calculation of diluted weighted average shares outstanding since the Company had a net loss during both years.

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

At December 31, 2016, the Company had one customer representing 91% of the total accounts receivable balance.

At December 31, 2015, the Company had two customers representing 94% of the total accounts receivable balance.

For the year ended December 31, 2016, the Company had three customers that represented 22%, 18%, and 45% of the total revenue and for the year ended December 31, 2015, the Company had four customers that represented 16%, 25%, 41%, and 15% of the total revenue.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $23,037 of debt issuance costs were reclassified in the consolidated balance sheet from current assets to convertible notes payable, net of discounts. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted.  We adopted the provisions of ASU 2014-12 on January 1, 2016. The adoption of ASU 2014-12 did not impact our consolidated financial position, results of operations or cash flows.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15,  Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 did not impact our consolidated financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments."  ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, as of December 31, 2016 the Company had a working capital deficit of $3,569,741 and net cash used in operations during the year ended December 31, 2016 of $2,266,721. Furthermore, the Company incurred net losses of approximately $3.7 million for the year ended December 31, 2016 and $3.3 million and $3.8 million for years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $13.9 million at December 31, 2016. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2018.

We expect that for the next 12 months, our operating cash burn will be approximately $2.5 million, excluding repayments of existing debts in the aggregate amount of $1.78 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Costs incurred on contracts in progress	$6,299,675	$5,395,046
Estimated earnings (losses)	(320,450)	(863,259)
	5,979,225	4,531,787
Less billings to date	(6,344,596)	(4,524,817)
	$(365,371)	$6,970

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Costs and estimated earnings in excess of billings	$75,624	$137,016
Billings in excess of costs and estimated earnings	(374,916)	-
Provision for estimated losses on uncompleted contracts	(66,079)	(130,046
	$(365,371)	$6,970

Warranty Costs

During the year ended December 31, 2016 the Company incurred costs of approximately $178,100. A substantial amount of the warranty costs incurred during the year ended December 31, 2016 related to subgrade infill materials used on a 2015 project. Since then, neither this supplier nor this infill material has been used again. During the year ended December 31, 2015 the Company incurred costs of approximately $231,400 relating to the installation of materials by a subcontractor that has been released from the Company. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $0 as of December 31, 2016 and 2015, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2016	December 31, 2015
Furniture and equipment	$20,278	$20,278
Total	20,278	20,278
Less: accumulated depreciation	(10,085)	(6,029)
	$10,193	$14,249

Depreciation expense for the years ended December 31, 2016 and 2015 was $4,056 and $28,044, respectively.

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

NOTE 6 – DEPOSITS

Deposits at December 31, 2016 and 2015 were comprised of a $2,090 security deposit on an Illinois office lease (See Note 11).

NOTE 7 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes are convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount shall be amortized to interest expense over the life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500 which were recorded as debt issue costs and shall be amortized over the life of the notes. The outstanding principal balance on the notes at December 31, 2016 and 2015 was $522,668 and $450,000, respectively.

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

Glenn Tilley, a director of the Company, is the holder of $170,858 of principal as of December 31, 2016 of the aforementioned Notes.

As of July 1, 2016, the Company was not compliant with the repayment terms of one of the Notes. As of December 31, 2016, the outstanding principal balance on the Note was $109,000.

As of January 1, 2017, the Company was not compliant with the repayment terms of all of the Notes but no defaults under the Note have been called by the Note Holders. As of January 1, 2017, the outstanding principal balance on the Notes was $522,668. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

First Waiver

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the First Waiver as a debt modification. Accordingly, the Company recorded a debt discount of $49,500 in the consolidated balance sheet. The debt discount shall be amortized to interest expense over the life of the note.

Second Waiver

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the Second Waiver as a debt extinguishment. Accordingly, the Company recorded a loss on extinguishment of debt of $45,000 in the consolidated statement of operations.

The Company assessed the conversion feature of the Note in default at the end of the reporting period and concluded that the conversion feature of the Note did not qualify as a derivative because the settlement terms indicate that the Note is indexed to the entity’s underlying stock. The Company will reassess the conversion feature of the Note for derivative treatment at the end of each subsequent reporting period.

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

The Company assessed the conversion feature of the Debentures on the date of issuance and at end of each subsequent reporting period through the repayment date and concluded the conversion feature of the Debentures do not qualify as a derivative because there was no market mechanism for net settlement and it was not readily convertible to cash..

The outstanding principal balance on the Debentures at December 31, 2015 was $150,000. On February 19, 2016, the Company paid the Debentures in full along with a prepayment penalty in the amount of $45,000.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor. The note pays interest at a rate of 12% per annum and matures on August 19, 2016 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at a conversion price equal to: (i) from the Effective Date through the Maturity Date at $1.00 per share; and (ii) beginning one day after the Maturity Date, or notwithstanding the foregoing, at any time after the Company has registered shares of its common stock underlying the Note in a registration statement on Form S-1 or any other form applicable thereto, the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date.

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

The Company assessed the conversion feature of the note on the date of issuance, on the date of default and at the end of each subsequent reporting period through September 30, 2016 and concluded the conversion feature of the note did not qualify as a derivative because there was no market mechanism for net settlement and it was not readily convertible to cash.

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a black scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations.

The outstanding principal balance on the convertible note at December 31, 2016 was $170,000.

As of August 19, 2016, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company recorded $17,850 in penalty interest during the year ended December 31, 2016 as a result of the default. Accrued interest on this note is $23,667 as of December 31, 2016.

Promissory Notes

On September 15, 2015, the Company entered into a short term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan was payable upon the Company raising $500,000 in a qualified offering (as defined therein). The remaining balance was payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and amortized over the life of the loan. On May 3, 2016, the Company paid 10,000 in note principal and $10,000 of accrued interest on the loan and the Company entered into a promissory note with the lender for the remaining principal amount of $190,000. Pursuant to the terms of the promissory note agreement, the note bears interest at a rate of 8% and requires the Company to make one monthly principal payment of $10,000, one monthly principal payment of $12,500, eleven monthly principal payments of $15,000 and one monthly principal payment of $2,500, all along with interest starting on June 1, 2016. The note matures on July 1, 2017 and is unsecured. The outstanding principal balance on the note at December 31, 2016 and 2015 was $82,500 and $200,000, respectively.

On September 21, 2015, the Company entered into a promissory note with an investor in the principal amount of $163,993. The Company received proceeds of $155,993 and $8,000 was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note is due on demand and carries a 5.0% interest rate. The promissory note is secured by all assets of the Company. On November 17, 2015, the Company paid $50,000 of principal on the note. The outstanding principal balance on the note at December 31, 2015 was $113,993. During the year ended December 31, 2016, the Company paid the remaining note principal of $113,993 in full.

On January 26, 2016, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $65,006, which would accrue interest at 3.5% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $7,328, including interest starting on February 27, 2016. As of December 31, 2016, the loan was paid in full.

On November 30, 2015, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $29,700, which would accrue interest at 3.8% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make nine monthly payments of $3,352, including interest starting on January 3, 2016. As of December 31, 2016, the loan was paid in full.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of December 31, 2016 was $1,000,000. The principal balance on the note as of the date of this filing was $1,000,000.

NOTE 8 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2016 and 2015, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of December 31, 2016 and 2015, the Company has 17,074,470 and 13,915,331 shares of common stock issued and outstanding, respectively.

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

As part of a debt modification entered into on October 21, 2016, the Company agreed to issue an investor 30,000 shares of our common stock.

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

On December 31, 2016, 1,500 shares of common stock were granted to a certain employee with a fair value of $585.

During the year ended December 31, 2016, 1,038,444 shares of common stock valued at $646,385 were issued to various consultants for professional services provided to the Company.

As discussed in Note 11, Jeromy Olson was issued 250,000 shares of common stock valued at $275,000 as per the terms of his employment agreement with the company as Chief Executive Officer.

Sale of common stock

During the year ended December 31, 2015, the Company sold 118,182 shares of common stock to investors in exchange for $130,000 in gross proceeds in connection with the private placement of the Company’s stock.

In connection with the private placement the Company incurred placement agent fees of $16,900. In addition, 11,818 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $5,257 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

During the year ended December 31, 2016, the Company sold 1,715,195 shares of common stock to investors in exchange for $1,886,712 in gross proceeds in connection with the private placement of the Company’s common stock.

In connection with the private placement the Company incurred placement agent fees of $245,305 and legal fees of $50,000. In addition, 171,520 five year warrants with an exercise price of $1.10 were issued to the placement agent. The Company valued the warrants at $76,927 on the commitment date using a Black-Scholes-Merton option pricing model. The value of the warrants was a direct cost of the private placement and has been recorded as a reduction in additional paid in capital.

2016 Incentive Stock Option Plan

On October 4, 2016, the Board approved the Sports Field 2016 Incentive Stock Option Plan (the “2016 Plan”). The Plan provides for the issuance of up to 2,500,000 shares of common stock of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) and unrestricted stock (the “Unrestricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. The 2,500,000 shares available under the 2016 Plan represent approximately 15% of the Company’s issued and outstanding common stock as of October 4, 2016. The Board believes the 2,500,000 shares that may be awarded under the 2016 Plan should be sufficient to cover grants through at least the end of the fiscal year 2018.

The 2016 Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the 2016 Plan. The 2016 Plan is currently being administered by the Board.

Options are subject to the following conditions:

(i) The Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the Plan) of the Company’s Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii) The strike price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted.

(iii) The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv) The Committee may designate the vesting period of Options. In the event that the Committee does not designate a vesting period for Options, the Options will vest in equal amounts on each fiscal quarter of the Company through the five (5) year anniversary of the date on which the Options were granted. The vesting period accelerates upon the consummation of a Sale Event (as defined in the Plan).

(v) Options are not transferable and Options are exercisable only by the Options’ recipient, except upon the recipient’s death.

(vi) Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

(i) The Committee grants Restricted Stock Options and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii) Restricted Stock may not be delivered to the grantee until the Restricted Stock has vested.

(iii) Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the Plan or in the Award Agreement (as defined in the Plan).

Stock options issued for services

During the year ended December 31, 2015, the Company's board of directors authorized the grant of 430,000 stock options, having a total fair value of approximately $171,881, with a vesting period ranging from 1.00 year to 1.84 years. These options expire between January 29, 2020 and August 27, 2020.

On January 4, 2016, the Company issued a board member 200,000 common stock options for services, having a total fair value of approximately $97,500, with a vesting period of 2.00 years. These options expire on January 4, 2021.

On November 3, 2016, the Company issued our CEO 175,000 common stock options for services, having a total fair value of approximately $30. 100,000 of the options vested immediately and 75,000 of the options vest on December 31, 2016. These options expire on November 3, 2021.

On November 3, 2016, the Company issued Nexphase Global 175,000 common stock options for services, having a total fair value of approximately $613. 100,000 of the options vested immediately and 75,000 of the options vest on December 31, 2016. These options expire on November 3, 2021.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
	2016	2015
Risk free interest rate	1.26-1.73%	1.47-1.83%
Dividend yield	0.00%	0.00%
Expected volatility	40% - 45%	44% - 45%
Expected life in years	2.5 - 5	5
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2014	-	$-	-
Granted	430,000	1.03	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2015	430,000	$1.03	4.36
Exercisable - December 31, 2015	172,500	$1.07	4.26
Granted	550,000	1.39	4.95
Exercised	-	-	-
Forfeited/Cancelled	(7,500)	1.50	-
Outstanding - December 31, 2016	972,500	$1.23	4.00
Exercisable - December 31, 2016	847,500	$1.26	4.02

At December 31, 2016 and 2015, the total intrinsic value of options outstanding was $0 and $40,000, respectively.

At December 31, 2016 and 2015, the total intrinsic value of options exercisable was $0 and $15,000, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $141,204 for the year ended December 31, 2016 and $63,084 for the year ended December 31, 2015. As of December 31, 2016, the remaining balance of unamortized expense is $63,724 and is expected to be amortized over a remaining period of 0.75 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended December 31, 2016 and 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2014	500,000	$1.00	4.09
Granted	11,818	1.10	5.00
Exercised	(3,750)	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2015	508,068	$1.00	3.13
Exercisable - December 31, 2015	508,068	$1.00	3.13
Granted	171,520	1.10	5.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2015	679,588	$1.03	2.66
Exercisable - December 31, 2015	679,588	$1.03	2.66

At December 31, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $49,625, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Sports Field Contractors LLC, a subsidiary of the Company, is a grantor under a commercial security agreement issued in favor of Illini Bank, as lender, by The AllSynthetic Group, Inc., as borrower, on November 26, 2012, in connection with a loan made by Illini Bank to The AllSynthetic Group, Inc. in the amount of $249,314 (the “Illini Loan”).  Jeremy Strawn, a former officer of the Company, executed the Illini Loan on behalf of The AllSynthetic Group, Inc. in his capacity as such company’s President/CEO.  The Illini Loan appears to have matured on November 26, 2013 and appears to currently be in default.  The Illini Loan is collateralized by all of the assets of Sports Field Contractors LLC; however, because Sports Field Contractors LLC is an inactive subsidiary of the Company and had no assets at December 31, 2016, the Company believes that it does not have any financial exposure in connection with the Illini Loan.

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $248,413 for the year ended December 31, 2016. Included in consulting expense for the year ended December 31, 2016 were 40,000 shares of common stock valued at $27,800, and 175,000 common stock options valued at $613 issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $161,000 for the year ended December 31, 2015. Included in consulting expense for the year ended December 31, 2015 were 40,000 shares of common stock valued at $41,000 issued to Nexphase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. Mr. Tilley was issued an additional 30,000 shares of our common stock as part of a Second Waiver entered into with Mr. Tilley on October 21, 2016.(See Note 7 - Convertible Notes - May 7, 2015 Notes).

NOTE 10 – EMPLOYEE SEPARATION

During the year the Company was engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee claimed he was due between $24,000 and $48,000 in unpaid wages (the “Claim”).

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of December 31, 2016 the Company had accrued a liability of $45,000 related to the Settlement Agreement which has been included in accounts payable and accrued expenses at December 31, 2016 in the accompanying consolidated Balance Sheet.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company issued an additional 100,000 shares of the Company’s common stock as per the terms of the agreement. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $28,361 and $61,639 during the years ended December 31, 2016 and 2015, respectively.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 62,500 shares of the Company common stock on August 16, 2015. The contract was terminated during the second quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $9,068 and $53,432 during the years ended December 31, 2016 and 2015, respectively.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The contract was terminated during the fourth quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $98,506 during the year ended December 31, 2016.

On April 14, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide financial and operational services to the Company. The agreement terminates on March 31, 2017. As compensation for the services, the Company shall pay the consultant $2,400 per month and is obligated to issue $1,000 in shares of the Company common stock to be issued quarterly in arrears based on a share price equal to the 30-day moving average share price. The Company may terminate this agreement by providing 21 days advance written notice for the duration of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $8,397 during the year ended December 31, 2016.

On August 9, 2016, the Company entered into a Services Agreement with RedChip Companies Inc. (“RedChip”). RedChip agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue $50,000 in shares of the Company common stock to be issued upon execution of the agreement based on a share price equal to the average closing price of the preceding 10 trading days. On February 9, 2017, the Company is obligated to issue an additional $50,000 in shares of the Company common stock based on a share price equal to the average closing price of the preceding 10 trading days. The Company may terminate the agreement during the month of February 2017 by providing written notice. The first tranche of shares vest on February 8, 2017 and the second tranche of shares vest on August 8, 2017. The Company agrees to increase the monthly consulting fee to $10,000 per month for the remaining months under the current term upon the closing of a capital raise in excess of $3,000,000. The contract was terminated during the fourth quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $45,371 during the year ended December 31, 2016.

On December 20, 2016, the Company entered into a Services Agreement with a consulting firm. The consulting firm agreed to provide investor relations services to the Company for a period of 6 months. As compensation for the services, the Company shall pay the consultant $6,500 per month and is obligated to issue 100,000 fully vested shares of the Company common stock to be issued within 30 days of execution of the agreement. The Company may terminate the agreement during the first 2 months of the term with or without reason by providing 7 days written notice. The Company has recorded compensation expense relating to the equity portion of the agreement of $8,379 during the year ended December 31, 2016.

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

On November 3, 2016, the Board, pursuant to the consulting agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. The consultant is due additional option grants pursuant to the consulting agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

On March 14, 2016, the consulting agreement was further amended. The monthly fee was increased to $20,000 per month for a period of twelve months. At the end of the twelve month period the monthly payment reverts back to $10,000.

In March 2014, the Company reached an agreement with a consulting firm to provide non-exclusive sales services. The consulting firm will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $2,500 per month and is obligated to issue 50,000 shares of the Company common stock upon execution of the agreement and 10,000 shares of the Company common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The Company has recorded stock based compensation relating to this agreement of $36,300 and $120,000 during the years ended December 31, 2016 and 2015, respectively.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $13,209 and $32,246 during the years ended December 31, 2016 and 2015, respectively.

In February 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company shall pay the consultant $5,000 per month and is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 25,000 shares of the Company common stock within 15 days of the date of execution and delivery of a certain synthetic turf contract and 20,000 shares of the Company common stock upon reaching certain sales milestones. The Company has recorded compensation expense relating to the equity portion of the agreement of $8,333 and $16,667 during the years ended December 31, 2016 and 2015, respectively.

In November 2015, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of January 1, 2015 (the “Effective Date”). The term of the agreement is for 3 years from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 75,000 shares of the Company common stock (the “Payment Shares”) within 30 days of execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to September 30, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to June 30, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $13,945 and $2,785 during the year ended December 31, 2016 and 2015, respectively.

In December 2015, the Company reached an agreement with an individual to provide non-exclusive sales services. The individual will receive up to 5% commissions on sales referred to the Company. The term of the agreement is for 18 months from the date of execution, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 90 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 25,000 shares of the Company common stock within 30 days of execution of the agreement, 125,000 shares of the Company common stock which shall vest at the rate of 25,000 shares per quarter, effective beginning as of the quarter ending March 31, 2016 and 20,000 shares of the Company common stock upon reaching certain sales milestones. No equity compensation will be owed in connection with any renewal term. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $73,434 and $602 during the years ended December 31, 2016 and 2015, respectively.

In March 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of March 15, 2016 (the “Effective Date”). The individual will receive up to 1% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 60 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15 th day of each month for the first 4 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $14,032 during the year ended December 31, 2016.

In April 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of April 20, 2016 (the “Effective Date”). The individual will receive up to 4% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms. The Company may terminate this agreement by providing 60 days advance written notice for the duration of the agreement. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15 th day of each month for the first 6 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $12,687 during the year ended December 31, 2016.

Employment Agreements

In September 2014, Jeromy Olson entered into a 40 month employment agreement to serve in the capacity of CEO, with subsequent one year renewal periods (the “Olson Employment Agreement”). The CEO will receive a monthly salary of $10,000 that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $10,000,000, as amended, and an operating margin of at least 15%, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. The agreement provides for cash bonuses of 15% of the annual Adjusted EBITDA between $1 and $1,000,000, 10% of the annual Adjusted EBITDA between $1,000,001 and $2,000,000 and 5% of the annual Adjusted EBITDA greater than $2,000,000. For purposes of the agreement, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less share based payments, gains or losses on derivative instruments and other non-cash items approved by the Board of Directors. The CEO was issued 250,000 shares of common stock on the date of the agreement and received 250,000 shares of common stock on January 1, 2016. Lastly, the CEO will be issued qualified stock options as follows:

●	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015

●	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016

●	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. Mr. Olson is due additional option grants pursuant to the Olson Employment Agreement, however, those grants are being deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan.

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

Advisory Board Agreements

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (the (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement. The Company has recorded compensation expense relating to the agreement of $28,157 during the year ended December 31, 2016.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of December 31, 2016 the company has recorded $156,502 of expense related to the agreement.

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

The Company, upon closing of the 2015 Financing, shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the 2015 Financing. The Company shall grant and deliver to Spartan at the closing of the 2015 Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the 2015 Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the 2015 Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing. (See Note 8 sale of common stock).

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

As of December 31, 2016 and 2015, Spartan was owed fees of $0 and $17,500, respectively.

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

During the year the Company was engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee claimed he was due between $24,000 and $48,000 in unpaid wages (the “Claim”).

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of December 31, 2016 the Company had accrued a liability of $45,000 related to the Settlement Agreement which has been included in accounts payable and accrued expenses at December 31, 2016 in the accompanying consolidated Balance Sheet.

The Company has been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. In February 2017, the Company was informed by NexxField that it had settled its dispute with Brock. The Company was never named as a defendant in Brock’s patent infringement action and believes this matter to be resolved with no adverse effects to its business.

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

On September 23, 2015, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2016 and expires on December 31, 2016. The lease has minimum monthly payments of $1,045. The rents for the first and seventh months of 2016 are free. The lease automatically renews for periods of 12 months unless three months notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090. Deferred rent at December 31, 2016 was immaterial.

Rent expense was $14,908 and $33,215 for the years ended December 31, 2016 and 2015, respectively.

NOTE 12 – INCOME TAXES

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company's 2016, 2015, 2014, 2013 and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal or State tax returns are currently under examination.

Components of deferred tax assets are as follows:

	December 31,
	2016	2015
Current deferred tax asset:
Stock based compensation	$496,900	$97,000
Accrual to cash method accounting items	1,135,700	525,100
Less valuation allowance	(1,632,600)	(622,100)
Net current deferred tax asset	-	-
Non-current deferred tax assets:
Expected income tax benefit from NOL carry-forwards	2,332,300	2,077,100
Less valuation allowance	(2,332,300)	(2,077,100)
Net non-current deferred tax asset	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2016	2015
U.S. statutory federal tax rate	(34.0)%	(34.0)%

State income taxes, net of federal tax benefit	(2.6)%	(3.5)%

Shares issued for services	9.4%	3.3%

Shares issued in a separation agreement	0.0%	0.0%

Tax rate change	(0.9)%	6.8%

Deferred tax true-up	(8.1)%	7.0%

Other permanent differences	1.9%	1.4%

Change in valuation allowance	34.3%	19.0%

Effective income tax rate	0.0%	0.0%

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

The Company has available at December 31, 2016 unused federal and state net operating loss carry forwards totaling approximately $6.16 million that may be applied against future taxable income that expire through 2025. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax asset. The valuation allowance increased approximately $1,265,700 and $643,500 for the years ended December 31, 2016 and 2015, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, 20,613 shares of common stock were issued to consultants for professional services provided to the Company.

