Form 10-Q
period 2017-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2017-05-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 18, 2017, there were 17,179,510 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 Unaudited	December 31, 2016
ASSETS
Current Assets
Cash	$-	$15,388
Accounts Receivable	445,719	354,159
Costs & Estimated Earnings in Excess of Billings	392,556	75,624
Inventory	-	110,000
Prepaid Expenses & Other Current Assets	161,636	138,442
Total Current Assets	999,911	693,613
Property, Plant and Equipment, net	9,179	10,193
Deposits	2,090	2,090
TOTAL ASSETS	$1,011,180	$705,896

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Liabilities
Current Liabilities
Cash overdraft	$677	$-
Accounts Payable & Accrued Expenses	2,470,913	1,872,981
Billings in Excess of Costs & Estimated Earnings	662,648	374,916
Provision for Estimated Losses on Uncompleted Contracts	33,398	66,079
Current Maturities of Promissory Notes	1,088,020	1,052,410
Derivative Liability	122,400	204,300
Convertible Notes Payable, net	692,668	692,668
Total Current Liabilities	5,070,724	4,263,354

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	$-	$-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 17,141,583 and 17,074,470 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	171	171
Paid in Capital	10,437,001	10,404,451
Common Stock Subscription Receivable	(4,500)	(4,500)
Accumulated Deficit	(14,492,216)	(13,957,580)
Total Stockholders’ Equity (Deficit)	(4,059,544)	(3,557,458)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,011,180	$705,896

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Ordinary Income/Expense
Contract Revenue	$1,145,744	811,075
Contract Cost of Sales	967,052	763,860
Gross Profit	178,692	47,215
Selling, General and Administrative	750,342	955,204
Research & Development	505	59,773
Depreciation	1,014	1,014
Total Expense	751,861	1,015,991
Loss from Operations	(573,169)	(968,776)
Other Income (Expense)
Interest, net	(71,207)	(159,239)
Gain from Change in Derivative	81,900	-
Miscellaneous Income	27,840	241
Total Other Income (Expense)	38,533	(158,998)
Loss Before Income Taxes	$(534,636)	$(1,127,774)
Net loss per common share, basic and diluted	$(0.03)	$(0.08)

Weighted average common shares, basic and diluted	17,110,401	14,816,690

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(534,636)	$(1,127,774)
Adjustments to reconcile
Depreciation	1,014	1,014
Amortization of debt issuance cost	6,582	23,037
Amortization of debt discount	-	69,520
Accretion of Original Issue Discount	-	2,010
Common stock and options issued to consultants and employees	32,549	557,071
Gain on derivative	(81,900)	-
Changes in Operating Assets and Liabilities:
Cash overdraft	677	1,767
Accounts receivable	(91,560)	(216,047)
Inventory	110,000	-
Prepaid expense	62,438	(57,159)
Accounts payable and accrued expenses	597,933	(38,743)
Costs and estimated earnings in excess of billings	(316,932)	(15,517)
Billings in excess of costs	287,732	13,149
Provision for estimated losses on uncompleted contracts	(32,681)	(16,682)
Net cash provided by (used in) operating activities	41,216	(804,354)

CASH FLOWS FORM FINANCING ACTIVITIES
Proceeds of convertible notes	-	150,000
Repayments of convertible notes	-	(150,000)

Repayments of promissory notes	(56,604)	(141,387)
Proceeds from common stock subscriptions	-	884,341
Net cash provided by (used in) financing activities	(56,604)	742,954

Decrease in cash	(15,388)	(61,400)
Cash, beginning of period	15,388	61,400
Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	38,607	47,372
Taxes	-	-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	85,632	94,706
Debt discount - beneficial conversion feature	-	67,637
Debt discount paid in form of common shares	-	80,137
Stock issuance costs paid in the form of warrants	-	41,340
Increase in principal amount of convertible notes in connection with debt modification	-	40,500

See the accompanying notes to these condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2017, and the results of operations for the three months ended March 31, 2017 and cash flows for the three months ended March 31, 2017. The results of operations for the three ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of March 31, 2017, and December 31, 2016, the Company’s accounts receivable balance was $445,719 and $354,159, respectively, and the allowance for doubtful accounts is $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016, respectively, are as follows:

	March 31,
	2017	2016

Warrants to purchase common stock	679,588	600,480
Options to purchase common stock	997,500	622,500
Unvested restricted common shares	75,000	100,000
Convertible Notes	2,593,934	670,136
Totals	4,346,022	1,993,116

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 75,000 and 100,000 shares as of March 31, 2017 and 2016, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

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

At March 31, 2017, the Company had one customer representing 98% of the total accounts receivable balance.

At December 31, 2016, the Company had one customer representing 91% of the total accounts receivable balance.

For the three months ended March 31, 2017, the Company had 2 customers that represented 78% of the total revenues and for the three months ended March 31, 2016, the Company had 3 customers that represented 71%, 12% and 11% of the total revenues.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Guidance Not Yet Adopted

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company has completed its initial assessment of the new standard and is in the process of assessing its contracts with customers. The Company will continue to assess the impact through its implementation process. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

There were no other new accounting pronouncements that were issued or became effective that management believes are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2017 the Company had a working capital deficit of $4,059,544. Furthermore, the Company had a net loss of $534,636 for the three months ended March 31, 2017 and an accumulated deficit totaling $14,492,216. Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through May 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Costs incurred on contracts in progress	$7,306,161	$6,299,675
Estimated earnings (losses)	(147,771)	(320,450)
	7,158,390	5,979,225
Less billings to date	(7,461,880)	(6,344,596)
	$(303,490)	$(365,371)

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$392,556	$75,624
Billings in excess of costs and estimated earnings	(662,648)	(374,916)
Provision for estimated losses on uncompleted contracts	(33,398)	(66,079)
	$(303,490)	$(365,371)

Warranty Costs

During the three months ended March 31, 2017 and March 31, 2016, the Company incurred costs of approximately $18,000 and $9,500, respectively. The Company has implemented policies and procedures to avoid these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $30,000 as of March 31, 2017 and $50,000 as of December 31, 2016.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount shall be amortized to interest expense over the life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500 which were recorded as debt issue costs and shall be amortized over the life of the notes. The outstanding principal balance on the notes at March 31, 2017 and December 31, 2016 was $522,668.

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

Glenn Tilley, a director of the Company, is the holder of $170,858 of principal of the aforementioned Notes.

As of July 1, 2016, the Company was not compliant with the repayment terms of all of the Notes.

As of January 1, 2017, the Company was not compliant with the repayment terms of all of the Notes but no defaults under the Note have been called by the Note Holders. As of March 31, 2017, and December 31, 2016, the outstanding principal balance on the Notes was $522,688. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

First Waiver

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the First Waiver as a debt modification. Accordingly, the Company recorded a debt discount of $49,500 in the consolidated balance sheet. The debt discount was amortized to interest expense over the life of the note.

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

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). The note pays interest at a rate of 12% per annum and matures on August 19, 2016 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at a conversion price equal to: (i) from the Effective Date through the Maturity Date at $1.00 per share; and (ii) beginning one day after the Maturity Date, or notwithstanding the foregoing, at any time after the Company has registered shares of its common stock underlying the Note in a registration statement on Form S-1 or any other form applicable thereto, the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date.

The Company used the proceeds of the February 2016 Note to pay off a debenture issued in favor of a private investor on August 19, 2015. The debenture was in the principal amount of $150,000 and as of the date of this filing the investor has been paid all principal and interest due in full satisfaction thereof.

As additional consideration for issuing the February 2016 Note, on the Effective Date the Company issued to the investor 35,000 shares of the Company’s restricted common stock. The Company recorded a $30,637 debt discount relating to the 35,000 shares of common stock issued. The debt discount was amortized to interest expense over the life of the convertible note.

The intrinsic value of the February 2016 Note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the note of $67,637 and was amortized over the period from issuance to the date that the debt matured.

The Company assessed the conversion feature of the February 2016 Note on the date of issuance, on the date of default and at the end of each subsequent reporting period through September 30, 2016 and concluded the conversion feature of the note did not qualify as a derivative because there was no market mechanism for net settlement and it was not readily convertible to cash.

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three months ended March 31, 2017 the company recorded again on the change in fair value of $81,900. As of March 31, 2017, the derivative liability was $122,400.

The outstanding principal balance on the February 2016 Note at March 31, 2017 and December 31, 2016 was $170,000.

As of August 19, 2016, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. Accrued interest on this note is $30,042 and $23,667 as of March 31, 2017 and December 31, 2016, respectively.

Promissory Notes

On September 15, 2015, the Company entered into a short-term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan was payable upon the Company raising $500,000 in a qualified offering (as defined therein). The remaining balance was payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and amortized over the life of the loan. On May 3, 2016, the Company paid $10,000 in note principal and $10,000 of accrued interest on the loan and the Company entered into a promissory note with the lender for the remaining principal amount of $190,000. Pursuant to the terms of the promissory note agreement, the note bears interest at a rate of 8% and requires the Company to make one monthly principal payment of $10,000, one monthly principal payment of $12,500, eleven monthly principal payments of $15,000 and one monthly principal payment of $2,500, all along with interest starting on June 1, 2016. The note matures on July 1, 2017 and is unsecured. The outstanding principal balance on the note at March 31, 2017 and December 31, 2016 was $37,500 and $82,500, respectively.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company,First Form, Inc. (the “Borrowers”) and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of March 31, 2017 was $1,000,000. At March 31, 2017, there was $ 23,508 remaining to be amortized. The principal balance on the note as of the date of this filing was $1,000,000.

On January 26, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $54,139, which would accrue interest at 3.95% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $6,115, including interest starting on February 27, 2017. As of March 31, 2017, the outstanding balance related to this finance agreement was $42,536.

On December 28, 2016, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $31,492, which would accrue interest at 4.05% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make ten monthly payments of $3,208, including interest starting on January 3, 2017. As of March 31, 2017, the outstanding balance related to this finance agreement was $31,493.

Debt under promissory notes is as follows:

	March 31, 2017	December 31, 2016

Promissory notes payable	$1,111,528	$1,082,500

Less: Current maturities	(1,088,020)	(1,052,410)

Less: Debt issuance costs	(23,508)	(30,090)

Promissory notes payable, net of Current maturities and debt issuance costs	$0	$0

Future minimum principal payments under promissory notes are as follows:

Year ending December 31:

2017	$1,111,528

2018 and thereafter	-

$1,111,528

NOTE 6 – FACTOR AGREEMENT

On March 28, 2016, the Company entered into an agreement with a financial services company (the “Factor”) for the purchase and sale of accounts receivables. The financial services company advances up to 80% of qualified customer invoices and holds the remaining 20% as a reserve until the customer pays the financial services company. The released reserves are returned to the Company, less applicable discount fees. The Company is initially charged 2.0% on the face value of each invoice purchased and 0.008% for every 30 days the invoice remains outstanding. Uncollectable customer invoices are charged back to the Company after 90 days. Advances from the Factor are collateralized by all accounts receivable of the Company. The agreement terminated during 2016.

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of March 31, 2017, and December 31, 2016, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of March 31, 2017, and December 31, 2016, the Company has 17,116,583 and 17,074,470 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three months ended March 31, 2017, 1,500 shares of common stock were granted to a certain employee with a fair value of $585.

During the three months ended March 31, 2017, 40,613 shares of common stock valued at $15,339 were issued to various consultants for professional services provided to the Company.

Sale of common stock

During the three months ended March 31, 2017, the Company did not sell any shares of common stock to investors.

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

Stock options issued for services

On January 4, 2016, the Company issued a board member 200,000 common stock options for services. These options expire on January 4, 2021.

On November 3, 2016, the Company issued our CEO 175,000 common stock options for services. These options expire on November 3, 2021.

On November 3, 2016, the Company issued Nexphase Global 175,000 common stock options for services. These options expire on November 3, 2021.

On March 31, 2017, the Company issued our CEO 25,000 common stock options for services. These options expire on March 31, 2022.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Three months Ended March 31, 2017	For the Year Ending December 31, 2016

Risk free interest rate	1.50%	1.26-1.73%
Dividend yield	0.00%	0.00%
Expected volatility	43%	40% - 45%
Expected life in years	2.5	2.5 - 5%
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2016	972,500	1.23	4.00
Granted	25,000	1.75
Exercised
Forfeited/Cancelled
Outstanding - March 31, 2017	997,500	1.24	3.77
Exercisable - March 31, 2017	922,500	1.26	3.78

At March 31, 2017 and 2016, the total intrinsic value of options outstanding was $0 and $0, respectively.

At March 31, 2017 and 2016, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $9,126 for the three months ended March 31, 2017, and $34,571 for the three months ended March 31, 2016, respectively. As of March 31, 2017, the remaining balance of unamortized expense is $6,294 and is expected to be amortized over a remaining period of six months.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2017	679,588	1.03	2.66
Granted
Exercised
Forfeited/Cancelled
Outstanding - March 31, 2017	679,588	1.03	2.41
Exercisable - March 31, 2017	679,588	1.03	2.41

At March 31, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $93,900 for the three months ended March 31, 2017. Included in consulting expense for the three months ended March 31, 2017 were 10,000 shares of common stock valued at $3,900, issued to Nexphase Global.

Consulting expenses pertaining to the firm’s services were $61,000 for the three ended March 31, 2016. Included in consulting expense for the three months ended March 31, 2016 were 10,000 shares of common stock valued at $11,000, issued to Nexphase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 6 - Convertible Notes - May 7, 2015 Notes).

NOTE 9 – EMPLOYEE SEPARATION

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with the former employee. As of March 31, 2017, and December 31, 2016 the Company had accrued a liability of $4,895 and $45,000, respectively, related to the Settlement Agreement which has been included in accounts payable and accrued expenses in the accompanying condensed consolidated Balance Sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Sports Field Contractors LLC, a subsidiary of the Company, is a grantor under a commercial security agreement issued in favor of Illini Bank, as lender, by The AllSynthetic Group, Inc., as borrower, on November 26, 2012, in connection with a loan made by Illini Bank to The AllSynthetic Group, Inc. in the amount of $249,314 (the “Illini Loan”).  Jeremy Strawn, a former officer of the Company, executed the Illini Loan on behalf of The AllSynthetic Group, Inc. in his capacity as such company’s President/CEO.  The Illini Loan appears to have matured on November 26, 2013 and appears to currently be in default.  The Illini Loan is collateralized by all of the assets of Sports Field Contractors LLC; however, because Sports Field Contractors LLC is an inactive subsidiary of the Company and had no assets, the Company believes that it does not have any financial exposure in connection with the Illini Loan.

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company issued an additional 100,000 shares of the Company’s common stock as per the terms of the agreement. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $0 and $39,781 during the three months ended March 31, 2017 and 2016, respectively.

On August 4, 2015, the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 62,500 shares of the Company common stock on August 16, 2015. The contract was terminated during the second quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the agreement of $0 and $32,633 during the three months ended March 31, 2017 and 2016, respectively.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The contract was terminated during the fourth quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $0 and $30,806 during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

On November 3, 2016, the Board, pursuant to the consulting agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016, (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were to be have and have been issued in the first quarter of 2017.

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

In April 2016, the Company reached an agreement with an individual to provide non-exclusive sales services with an effective date of April 20, 2016 (the “Effective Date”). The individual will receive up to 4% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms. The Company may terminate this agreement by providing 60 days advance written notice for the duration of the agreement. As compensation for the services, the Company is obligated to issue 4,000 shares of the Company common stock on the 15th day of each month for the first 6 months of this agreement; and (ii) 10,000 shares of the Company common stock for every $1 million in gross revenue earned by the Company attributable to projects sold by the individual. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. This agreement has been extended on similar terms.

Employment Agreements

In September 2014, Jeromy Olson entered into a 40-month employment agreement to serve in the capacity of CEO, with subsequent one year renewal periods (the “Olson Employment Agreement”). The CEO will receive a monthly salary of $10,000 that (1) will increase to $13,000 upon the Company achieving gross revenues of at least $10,000,000, as amended, and an operating margin of at least 15%, and (2) will increase to $16,000 per month upon the Company achieving gross revenues of at least $15,000,000 and an operating margin of at least 15%. The agreement provides for cash bonuses of 15% of the annual Adjusted EBITDA between $1 and $1,000,000, 10% of the annual Adjusted EBITDA between $1,000,001 and $2,000,000 and 5% of the annual Adjusted EBITDA greater than $2,000,000. For purposes of the agreement, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less share based payments, gains or losses on derivative instruments and other non-cash items approved by the Board of Directors. The CEO was issued 250,000 shares of common stock on the date of the agreement and received 250,000 shares of common stock on January 1, 2016. Lastly, the CEO will be issued qualified stock options as follows:

●	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015

●	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016

●	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were to be have and have been issued in the first quarter of 2017.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three month period ended March 31, 2017 and March 31, 2016, the Company has recorded $ 39,126 and $39,126 of expense related to the agreement, respectively.

Placement Agent and Finders Agreements

The Company entered into a second exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, among other things Spartan will act as the Company’s exclusive financial advisor and provide investment banking services. Spartan is to be paid (i) a monthly fee of $10,000 for 4 months for the period commencing October 1, 2015 through January 1, 2016; and contingent upon Spartan successfully raising $2.0 million under the 2015 Spartan Advisory Agreement (ii) a monthly fee of $5,000 for 6 months for the period commencing February 1, 2016 through July 1, 2016; (iii) a monthly fee of $7,500 for 6 months for the period commencing August 1, 2016 through January 1, 2017; (vi) a monthly fee of $10,000 for 12 months for the period commencing February 1, 2017 through January 1, 2018; and (vi) a monthly fee of $13,700 for 12 months for the period commencing February 1, 2018 through January 1, 2019. The obligation to pay the monthly fee shall survive any termination of this agreement. The 2015 Spartan Advisory Agreement expires on January 1, 2019.

As of March 31, 2017, and December 31, 2016, Spartan was owed fees of $76,250 and $17,500, respectively.

Litigation

The Company had been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. In February 2017, the Company was informed by NexxField that it had settled its dispute with Brock. The Company was never named as a defendant in Brock’s patent infringement action and believes this matter to be resolved with no adverse effects to its business.

Operating Leases

On April 1, 2014, the Company entered into a new lease agreement for its office space in Massachusetts. The lease commenced on that date and expires on March 31, 2017. The lease has minimum monthly payments of $2,115, $2,151 and $2,188 for year one, two and three, respectively. The Company was required to pay a security deposit to the lessor totaling $6,417. In October 2014, the Company vacated the office space and subsequently defaulted on the lease. No amounts are owed or expected to be owed on this lease.

On October 2, 2016, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2017 and expires on December 31, 2017. The lease has minimum monthly payments of $1,045. The lease automatically renews for periods of 12 months unless three months’ notice is provided by either the Company or the landlord. The Company was required to pay a security deposit to the lessor totaling $2,090.

Rent expense was $3,135 and $3,135 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Our largest facilities design build project to date is currently underway at in Staten Island, NY. With the design and engineering portions of the project completed, we moved into phase two construction during first quarter of 2017.  We believe that this project will represent a new benchmark for our facilities construction capabilities.

Furthermore, we maintain a number of contracts for projects that were originally slated to commence in 2016. However, due to mobilization delays, these projects and revenue related to such projects, will be realized beginning in the first quarter of 2017.

Summary of Statements of Operations for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$1,145,744	$811,075
Gross profit	$178,692	$47,215
Operating expenses	$751,861	$1,015,991
Loss from operations	$(573,170)	$(968,776)
Other income (expense)	$(38,533)	$(158,998)
Net loss	$(534,636)	$(1,127,774)
Loss per common share - basic and diluted	$(0.03)	$(0.08)

Revenue

Revenue was $1,145,744 for the three months ended March 31, 2017, as compared to $811,075 for the three months ended March 31, 2016, an increase of $334,669, or 41% increase from prior period last year. This increase in revenue was primarily due to contracts entered into during the fourth quarter of 2016 entering in the construction phase in the fourth quarter of 2016 and first quarter of 2017.

Gross Profit

The Company generated a gross profit of $178,692, resulting in a gross profit margin of 15.6%, during the three months ended March 31, 2017 as compared to a gross profit of $47,215 and a gross profit margin of 5.82%, during the three months ended March 31, 2016. Gross profit percentage increased from 5.82% for the three months ended March 31, 2016 to 15.6% for the three months ended March 31, 2017, due improved project management. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 26.0% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The overall $(264,130) decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in salary and wages of $ 28,143. This increase was primarily due to an increase in sales employees. This increase was offset by a decrease of $ 27,500 in independent contractors and part-time employees.

●	An increase in professional fees of $32,151 (including stock based compensation). The current period results include both professional fees incurred in this period and expenses related to prior periods which had delayed vendor invoicing. The Company incurred an increase in consulting fees related to business development, sales consultants, banking, legal, accounting and investor relations. These increases were partially offset by a decrease in legal fees and financial advisory service fees.

●	An increase in travel and travel related expenses of $2,380 as a result of increased sales and project management travel expenses.

●	An increase in warranty expenses of $8,405. During the prior period the Company modest warranty costs.

●

A decrease in stock based compensation expense of $310,086. The decrease was primarily due to a decrease in stock based awards issued during the first quarter of 2017. Unvested equity awards granted to consultants are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement.

●	A decrease of research and development expenses of $59,268 as a result of reduced R&D activity. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense, amortization of debt issuance costs and discounts related to the Company’s notes payable partly offset by a gain on a derivative.

Other income (expenses), net for the three months ended March 31, 2017, were $$38,533 as compared to $(158,998) for the three months ended March 31, 2016. For the three months ended March 31, 2017 other income (expenses) consisted of $(71,207) in interest expense partly offset by a gain on the change in valuation of a derivative of $81,900 and miscellaneous income of $27,840. For the three months ended March 31, 2016 other income (expenses) consisted of $(159,239) in interest expense and miscellaneous income of $241.

Net Loss

The net loss for the three months ended March 31, 2017 was $(534,636), or a basic and diluted loss per share of $(.03), as compared to a net loss of $(1,127,774), or a basic and diluted loss per share of $(.08), for the three months ended March 31, 2016. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit, decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2017, compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$999,911	$693,613	$306,298
Current Liabilities	$5,070,724	$4,263,354	$807,370
Working Capital (Deficit)	$(4,070,813)	$(3,569,741)	$(501,072)

At March 31, 2017, we had a working capital deficit of $(4,070,813) as compared to working capital deficit of $(3,569,741) at December 31, 2016, a working capital deficit increase of $(501,072). During the three months ended March 31, 2017, the Company received approximately $35,610 in proceeds from promissory notes.

Summary Cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash provided by (used in) operating activities	$41,216	$(804,354)
Net cash provided by (used in) financing activities	$(56,604)	$742,954

Cash From Operating Activities

Our primary uses of cash from operating activities include payments to contractors for project costs, consultants, legal and professional fees, marketing expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, depreciation expense, amortization of debt issuance costs and amortization of debt discount, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 due primarily to common stock and options issued to consultants and employees and gain on derivatives therefrom.

Cash From Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2017 and 2016 was $(56,604) and $742,954, respectively. During the three months ended March 31, 2017, the Company repaid $(56,604) in promissory notes. During the three months ended March 31, 2016, the Company had the following financing transactions: i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $150,000 of convertible notes; ii) received $884,341 in gross proceeds from common stock subscriptions; iii) repaid $141,387 of promissory notes.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2017 the Company had a working capital deficit of $4,070,183. Furthermore, the Company incurred net losses of $534,636 for the three months ended March 31, 2017 and $3,688,062 and $3,338,157 for years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $14,492,216 at March 31, 2017. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to meet its total liabilities of $5,070,724 at March 31, 2017, and to continue as a going concern is dependent upon the availability of future funding, continued growth in sales along with increased profitability on sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of March 31, 2017, and December 31, 2016, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2017, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

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

The Company is engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee has claimed he is due between $24,000 and $48,000 in unpaid wages. In the first quarter of 2017, the Company settled the matter.

The Company had been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. The Company was not named as a defendant in Brock’s patent infringement action. In the first quarter of 2017, NexxField and Brock settled this patent infringement litigation.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Amended Registration Statement on Form S-1/A, filed with the SEC on November 4, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended March 31, 2017 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

SPORTS FIELD HOLDINGS, INC.

Date: May 19, 2017	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

