Form 10-Q
period 2017-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2017-08-14
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 14, 2017, there were 17,282,256 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 Unaudited		December 31, 2016
ASSETS
Current Assets
Cash		$109,382	15,388
Accounts Receivable		52,962	354,159
Costs & Estimated Earnings in Excess of Billings		235,580	75,624
Inventory		22,220	110,000
Prepaid Expenses & Other Current Assets		213,622	138,442
Total Current Assets		633,766	693,613
Property, Plant and Equipment, net		8,165	10,193
Deposits		2,090	2,090
TOTAL ASSETS		$644,021	705,896

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Liabilities
Current Liabilities

Accounts Payable & Accrued Expenses		2,383,566	1,872,981
Billings in Excess of Costs & Estimated Earnings		1,028,391	374,916
Provision for Estimated Losses on Uncompleted Contracts		35,204	66,079
Current Maturities of Promissory Notes		1,026,783	1,052,410
Derivative Liability		147,700	204,300
Convertible Notes Payable, net		691,168	692,668
Total Current Liabilities		5,312,812	4,263,354

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	$
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 17,214,010 and 17,074,470 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively		171	171
Paid in Capital		10,465,578	10,404,451
Common Stock Subscription Receivable		(4,500)	(4,500)
Accumulated Deficit		(15,130,040)	(13,957,580)
Total Stockholders’ Equity (Deficit)		(4,668,791)	(3,557,458)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)		$644,021	705,896

 See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Ordinary Income/Expense
Contract Revenue	$1,143,823	467,483	2,289,567	1,278,558
Contract Cost of Sales	925,398	525,220	1,892,451	1,289,080
Gross Profit (Loss)	218,425	(57,737)	397,116	(10,522)
Selling, General and Administrative	759,810	816,399	1,510,152	1,771,603
Research & Development	-	28,674	505	88,447
Depreciation	1,014	1,014	2,028	2,028
Total Expense	760,824	846,087	1,512,685	1,862,078
Loss from Operations	(542,399)	(903,824)	(1,115,569)	(1,872,600)
Other Income (Expense)
Interest, net	(71,291)	(113,364)	(142,498)	(272,603)
Gain (loss) from Change in Derivative	(25,300)	-	56,600	-
Miscellaneous Income	1,166	-	29,007	241
Total Other Income (Expense)	(95,425)	(113,364)	(56,891)	(272,362)
Net Loss	$(637,824)	(1,017,188)	(1,172,460)	(2,144,962)
Net loss per common share, basic and diluted	$(0.04)	(0.06)	(0.07)	(0.14)

Weighted average common shares, basic and diluted	17,211,310	16,428,223	17,164,635	15,622,456

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,172,460)	(2,144,962)
Adjustments to reconcile
Depreciation	2,028	2,028
Amortization of debt issuance cost	13,164	23,037
Amortization of debt discount	-	148,023
Accretion of Original Issue Discount	-	4,913
Share based compensation	57,878	761,621
Gain on derivative	(56,600)	-
Changes in Operating Assets and Liabilities:
Cash overdraft	-	3,518
Accounts receivable	301,197	(36,034)
Inventory	87,780	-
Prepaid expense	10,452	(73,079)
Accounts payable and accrued expenses	512,334	(132,892)
Costs and estimated earnings in excess of billings	(159,956)	39,220
Billings in excess of costs	653,475	82,322
Provision for estimated losses on uncompleted contracts	(30,875)	(70,731)
Net cash provided by (used in) operating activities	218,417	(1,393,016)

CASH FLOWS FORM FINANCING ACTIVITIES
Proceeds of convertible notes	-	150,000
Repayments of convertible notes	-	(150,000)
Repayments of promissory notes	(124,423)	(202,924)
Proceeds from factoring	-	56,256
Proceeds from common stock subscriptions	-	1,478,284
Net cash provided by (used in) financing activities	(124,423)	1,331,616

Increase (decrease) in cash	93,994	(61,400)
Cash, beginning of period	15,388	61,400
Cash, end of period	109,382	0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	86,658	53,345
Taxes	-	-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	85,632	94,706
Debt discount - beneficial conversion feature	-	67,637
Debt discount paid in form of common shares	-	80,137
Conversion of debt and interest to common stock Stock issuance costs paid in the form of warrants	3,248	69,147
Increase in principal amount of convertible notes in connection with debt modification	-	40,500

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2017, and the results of operations for the six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017. The results of operations for the six ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

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

Inventory

Inventory is stated at the lower of cost (first-in, first out) or net realizable value and consists primarily of construction materials.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2017, and December 31, 2016, the Company’s accounts receivable balance was $52,962 and $354,159, respectively, and the allowance for doubtful accounts is $0 in each period.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2017 and 2016, respectively, are as follows:

	June 30,
	2017	2016

Warrants to purchase common stock	679,588	662,543
Options to purchase common stock	1,197,500	622,500
Unvested restricted common shares	-	100,000
Convertible Notes	2,032,152	679,498
Totals	3,909,240	2,064,541

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

At June 30, 2017, the Company had one customer representing 99% of the total accounts receivable balance.

At December 31, 2016, the Company had one customer representing 91% of the total accounts receivable balance.

For the three months ended June 30, 2017, the Company had 2 customers that represented 49% and 44%, respectively, of the total revenues and for the three months ended June 30, 2016, the Company had 3 customers that represented 46%, 16% and 26%, respectively, of the total revenues.

For the six months ended June 30, 2017, the Company had 2 customers that represented 63% and 26%, respectively, of the total revenues and for the six months ended June 30, 2016, the Company had 3 customers that represented 24%, 51% and 17%, respectively, of the total revenues.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Adopted

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2017, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The adoption of this guidance did not have a significant impact on the operating results for the three months or six months ended June 30, 2017.

Recent Accounting Guidance Not Yet Adopted

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

In April 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10, ASU 2016-08 and ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Part I. Accounting for Certain Financial Instruments with Down Round Features.” Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Part I of this ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features, and clarifies existing disclosure requirements for equity-classified instruments. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

There were no other new accounting pronouncements that were issued or became effective that management believes are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2017 the Company had a working capital deficit of $4,679,046. Furthermore, the Company had a net loss of $1,172,460 for the six months ended June 30, 2017 and an accumulated deficit totaling $15,130,040. Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through July 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Costs incurred on contracts in progress	$8,232,314	$6,299,675
Estimated earnings (losses)	(72,368)	(320,450)
	8,304,682	5,979,225
Less billings to date	(9,132,697)	(6,344,596)
	$(828,015)	$(365,371)

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$235,580	$75,624
Billings in excess of costs and estimated earnings	(1,028,391)	(374,916)
Provision for estimated losses on uncompleted contracts	(35,204)	(66,079)
	$(828,015)	$(365,371)

Warranty Costs

During the three months ended June 30, 2017 and June 30, 2016, the Company incurred costs of approximately $ 32,052 and $8,300, respectively. During the six months ended June 30, 2017 and June 30, 2016, the Company incurred costs of approximately $50,048 and $17,554, respectively. The Company has implemented policies and procedures to avoid or reduce these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $40,000 as of June 30, 2017 and $50,000 as of December 31, 2016.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at June 30, 2017 and December 31, 2016 was $522,668 including interest and penalty as disclosed below.

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

As of January 1, 2017, the Company was not compliant with the repayment terms of all of the Notes but no defaults under the Notes have been called by the Note Holders. As of June 30, 2017, and December 31, 2016, the outstanding principal balance on the Notes was $522,667. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three and six months ended June 30, 2017 the company recorded a loss and a gain on the change in fair value of ($25,300) and $56,600, respectively. As of June 30, 2017, the derivative liability was $147,700.

The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter.

The outstanding principal balance on the February 2016 Note at June 30, 2017 and December 31, 2016 was $168,500 and $170,000, respectively.

As of August 19, 2016, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. Accrued interest on this note including default rate interest at 18% is $36,417 and $23,667 as of June 30, 2017 and December 31, 2016, respectively.

Promissory Notes

On September 15, 2015, the Company entered into a short-term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan was payable upon the Company raising $500,000 in a qualified offering (as defined therein). The remaining balance was payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. As part of the transaction, we incurred placement agent fees of $10,000 which were recorded as debt issue costs and amortized over the life of the loan. On May 3, 2016, the Company paid $10,000 in note principal and $10,000 of accrued interest on the loan and the Company entered into a promissory note with the lender for the remaining principal amount of $190,000. Pursuant to the terms of the promissory note agreement, the note bears interest at a rate of 8% and requires the Company to make one monthly principal payment of $10,000, one monthly principal payment of $12,500, eleven monthly principal payments of $15,000 and one monthly principal payment of $2,500, all along with interest starting on June 1, 2016. The note matures on July 1, 2017 and is unsecured. The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $0 and $82,500, respectively.

On July 14, 2016, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company, First Form, Inc. (the “Borrowers”) and Genlink Capital, LLC, as lender (“Genlink”). Pursuant to the Credit Agreement, Genlink agreed to loan the Company up to a maximum of $1 million for general operating expenses. An initial amount of $670,000 was funded by Genlink at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of Genlink.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. As of June 30, 2017, the outstanding balance related to this finance agreement was $1,000,000.

On January 26, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $54,139, which would accrue interest at 3.95% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $6,115, including interest starting on February 27, 2017. As of June 30, 2017, the outstanding balance related to this finance agreement was $24,462.

On December 28, 2016, the Company entered into finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $31,492, which would accrue interest at 4.05% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make ten monthly payments of $3,208, including interest starting on January 3, 2017. As of June 30, 2017, the outstanding balance related to this finance agreement was $19,248.

Debt under promissory notes is as follows:

	June 30, 2017	December 31, 2016

Promissory notes payable	$1,026,783	$1,082,500

Less: Current maturities	(1,009,857)	(1,052,410)

Less: Debt issuance costs	(16,926)	(30,090)

Promissory notes payable, net of Current maturities and debt issuance costs	$0	$0

Future minimum principal payments under promissory notes are as follows:

Year ending December 31:

2017	$1,026,783

2018 and thereafter	-

$1,026,783

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

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of June 30, 2017, and December 31, 2016, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of June 30, 2017, and December 31, 2016, the Company has 17,141,583 and 17,074,470 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three and six months ended June 30, 2017, 1,500 and 3,000 shares of common stock were granted to a certain employee with a fair value of $495 and $1,080, respectively

During the three and six months ended June 30, 2017, 72,427 and 139,540 shares of common stock valued at $23,424 and $45,262, respectively, were issued to various consultants for professional services provided to the Company.

Sale of common stock

During the six months ended June 30, 2017, the Company did not sell any shares of common stock to investors.

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

On May 15, 2017, the Company issued a board member 200,000 common stock options for services. These options expire on May 15, 2022.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016

Risk free interest rate	1.5-1.6%	1.26-1.73%
Dividend yield	0.00%	0.00%
Expected volatility	41.1-43%	40% - 45%
Expected life in years	2.5-2.8	2.5 - 5
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2016	972,500	1.23	4.00
Granted	225,000	1.08	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - June 30, 2017	1,197,500	1.20	3.75
Exercisable - June 30, 2017	1,005,000	1.25	3.55

At June 30, 2017 and 2016, the total intrinsic value of options outstanding was $0 and $0, respectively.

At June 30, 2017 and 2016, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $6,174 and $15,866 for the three and six months ended June 30, 2017, respectively, and $35,150 and $69,721 for the three and six months ended June 30, 2016, respectively. There is approximately $4,800 amortization of stock option compensation left to be recognized over the next 2 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2017	679,588	1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - June 30, 2017	679,588	1.03	2.16
Exercisable - June 30, 2017	679,588	1.03	2.16

At June 30, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $93,300 and $187,200 for the three and six months ended June 30, 2017, respectively. Consulting expenses pertaining to the firm’s services were $61,000 and $122,000 for the three and six months ended June 30, 2016, respectively. Included in consulting expense for the three and six months ended June 30, 2017 were shares of common stock valued at $3,300 and $7,200, respectively, issued to Nexphase Global. Included in consulting expense for the three and six months ended June 30, 2016 were shares of common stock valued at $11,000 and $22,000, respectively, issued to Nexphase Global.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 6 - Convertible Notes - May 7, 2015 Notes).

NOTE 9 – EMPLOYEE SEPARATION

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with the former employee. As of June 30, 2017, and December 31, 2016 the Company had accrued a liability of $45,000 related to the Settlement Agreement which has been included in accounts payable and accrued expenses in the accompanying condensed consolidated Balance Sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Sports Field Contractors LLC, a subsidiary of the Company, is a guarantor under a commercial security agreement issued in favor of Illini Bank, as lender, by The AllSynthetic Group, Inc., as borrower, on November 26, 2012, in connection with a loan made by Illini Bank to The AllSynthetic Group, Inc. in the amount of $249,314 (the “Illini Loan”).  Jeremy Strawn, a former officer of the Company, executed the Illini Loan on behalf of The AllSynthetic Group, Inc. in his capacity as such company’s President/CEO.  The Illini Loan appears to have matured on November 26, 2013 and appears to currently be in default.  The Illini Loan is collateralized by all of the assets of Sports Field Contractors LLC; however, because Sports Field Contractors LLC is an inactive subsidiary of the Company and had no assets, the Company believes that it does not have any financial exposure in connection with the Illini Loan.

Services Agreements

On August 12, 2015, the Company entered into a Services Agreement with Aranea Partners. Aranea Partners agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company issued 50,000 shares of the Company common stock on August 12, 2015. On August 12, 2016, the Company issued an additional 100,000 shares of the Company’s common stock as per the terms of the agreement. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded expense relating to this agreement of $28,361 during the six months ended June 30, 2016. The contract expired during the third quarter of 2016.

On February 19, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant . The consultant agreed to provide investor relations services to the Company for a period of 12 months. As compensation for the services, the Company shall pay the consultant $12,000 per month and is obligated to issue 62,500 shares of the Company common stock upon the 90-day anniversary of the Effective Date and on the 180-day, 270-day and 360-day anniversary of the Effective Date, if the agreement is renewed as outline in the terms of the service. The Company may terminate this agreement by providing 5 days advance written notice in the first 60 days of entering into this agreement and with 30 days advance written notice thereafter for the duration of the agreement. The contract was terminated during the fourth quarter of 2016. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $0 during the six months ended June 30, 2017.

On July 19, 2017 retroactively effective to November 1, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide financial and operational services to the Company. The agreement terminates on July 31, 2018. As compensation for the services, the Company shall pay the consultant $3,000 per month and is obligated to issue $3,000 in shares of the Company common stock to be issued monthly in arrears based on a share price equal to the 5-day moving average share price. The Company may terminate this agreement by providing 21 days advance written notice for the duration of the agreement.

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

Consulting Agreements

In March 2014, the Company reached an agreement with NexPhase Global, LLC (“NexPhase”), a consulting firmed owned by the CEO of the Company and 50% by the Company’s head of sales, to provide non-exclusive sales services. The consulting firm will receive between 3.5% and 5% commissions on sales referred to the Company. In addition, NexPhase will receive a monthly fee of $6,000, 50,000 shares of common stock upon execution of the agreement, and 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The agreement is for 18 months, and is renewable for successive 18 month terms. On December 10, 2014, the consulting agreement was amended. The monthly fee was increased to $10,000 per month retroactive to September 1, 2014 and 50,000 additional shares of common stock were issued. In addition, NexPhase is to be issued qualified stock options in accordance with the following:

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three and six month periods ended June 30, 2017, the Company has recorded $39,126 and $78,252 of expense related to the agreement, respectively.

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

As of June 30, 2017, and December 31, 2016, Spartan was owed fees of $113,750 and $17,500, respectively.

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

Rent expense was $3,135 and $6,270 for the three and six months ended June 30, 2017, respectively.

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

Additionally, our largest facilities design build project to date is currently underway at St. Josephs by-the-Sea High School in Staten Island, NY. With the design and engineering portions of the project completed we have moved into phase two construction during 2017.  We continue to believe that this project will represent a new benchmark for our facilities construction capabilities.

We maintain a number of contracts for projects that were originally slated to commence in the first and second quarter of 2017. However, due to mobilization delays, these projects and revenue related to such projects, will be realized beginning in the third quarter.

Finally, we have been awarded over $4.25 million in new projects, all of which will commence construction in the third quarter. Inclusive of the newly awarded projects, the Company has a total backlog of open projects of $11.4 million.

	Three Months Ended
	June 30, 2017	June 30, 2016

Revenue	$1,143,823	$467,483
Gross profit (loss)	$218,425	$(57,737)
Operating expenses	$760,824	$846,087
Loss from operations	$(542,399)	$(903,824)
Other income (expense)	$(95,424)	$(113,364)
Net loss	$(637,824)	$(1,017,188)
Loss per common share - basic and diluted	$(0.04)	$(0.06)

Revenue

Revenue was $1,143,823 for the three months ended June 30, 2017, as compared to $467,483 for the three months ended June 30, 2016, an increase of $676,340. The substantial increase in revenue was primarily due to new contracts.

Gross Profit (Loss)

The Company generated a gross profit of $218,425, resulting in a gross profit margin of 19%, during the three months ended June 30, 2017 as compared to a negative gross profit of $(57,737) and a negative gross profit margin of (12.3%), during the three months ended June 30, 2016. The negative gross profit percentage of (12.3%) for the three months ended June 30, 2016 improved to a positive gross profit percentage of 19% for the three months ended June 30, 2017 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2016. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 10% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The overall $85,263 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in stock based compensation expense of $30,645. The decrease was primarily due to a decrease in stock based awards issued subsequent to June 30, 2016 which are being expensed over the term of the contract.
●	A decrease of research and development expenses of $28,674. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.
●	A decrease in professional fees of $113,610. In the current period the Company incurred a significant decrease in Stock Compensation Non-Employees. This decrease was partially offset by an increase in legal fees and banking fees.
●	An increase in Salaries and Wages of $75,278. The increase was primarily due to an increase in staff in the Sales and Engineering departments.
●	An increase in travel and travel related expenses of $15,352 as a result of increased sales and project management travel expenses.
●	A decrease in advertising, marketing and marketing related expenses of $39,349. With the successful rebranding effort of 2016, the Company has reduced its marketing budget.

Other Income (Expenses)

Other income (expenses), net for the three months ended June 30, 2017, were $(95,425), as compared to $(113,364) for the three months ended June 30, 2016. For the three months ended June 30, 2017 other income (expenses) consisted primarily of $71,291 in interest expense and $25,300 loss on change in derivative value. For the three months ended June 30, 2016 other income (expenses) consisted almost entirely of interest expense.

Net Loss

The net loss for the three months ended June 30, 2017 was $(637,824), or a basic and diluted loss per share of $(0.04), as compared to a net loss of $(1,017,188), or a basic and diluted loss per share of $(0.06), for the three months ended June 30, 2016. The decrease in the loss compared to the prior period is primarily attributable to an increase in gross profit on newer projects, a decrease in operating expenses and the decrease in other income (expense) items discussed above.

Summary of Statements of Operations for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016

Revenue	$2,289,567	$1,278,558
Gross profit (loss)	$397,116	$(10,522)
Operating expenses	$1,512,685	$1,862,078
Loss from operations	$(1,115,569)	$(1,872,600)
Other income (expense)	$(56,891)	$(272,362)
Net loss	$(1,172,460)	$(2,144,962)
Loss per common share - basic and diluted	$(0.07)	$(0.14)

Revenue

Revenue was $2,289,567 for the six months ended June 30, 2017, as compared to $1,278,558 for the six months ended June 30, 2016, an increase of $1,011,009. The increase in revenue was primarily due to new contracts.

Gross Profit (Loss)

The Company generated a gross profit of $700,494, resulting in a gross profit margin of 17.3%, during the six months ended June 30, 2017 as compared to a negative gross profit of $(10,522) and a negative gross profit margin of (.1%), during the six months ended June 30, 2016. The negative gross profit percentage of (0.8%) for the six months ended June 30, 2016 improved to 17.3% for the six months ended June 30, 2017 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2016. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 18.8% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The overall $349,393 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in stock based compensation expense of $703,743. The decrease was primarily due to a decrease in stock based awards issued subsequent to June 30, 2016, which are being expensed over the term of the contract.
●	A decrease of research and development expenses of $87,942. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.
●	A decrease in professional fees of $86,930. In the current period the Company incurred a significant decrease in Stock Compensation Non-Employees. This decrease was partially offset by an increase in legal fees and banking fees.
●	An increase in Salaries and Wages of $103,421. The increase was primarily due to an increase in staff in the Sales and Engineering departments.
●	An increase in travel and travel related expenses of $17,732 as a result of increased sales and project management travel expenses.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the six months ended June 30, 2017, were $(56,891), as compared to $(272,362) for the six months ended June 30, 2016. For the six months ended June 30, 2017 other income (expenses) consisted of $142,498 in interest expense net of miscellaneous income of $85,607 including a gain from the change in derivative value. For the six months ended June 30, 2016 other income (expenses) consisted almost entirely of interest expense.

Net Loss

The net loss for the six months ended June 30, 2017 was $(1,172,460), or a basic and diluted loss per share of $(0.07), as compared to a net loss of $(2,144,962), or a basic and diluted loss per share of $(0.14), for the six months ended June 30, 2016. The decrease in the loss compared to the prior period is primarily attributable to an increase in gross profit on newer projects, a decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017, compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$633,766	$693,613	$(59,847)
Current Liabilities	$5,312,812	$4,263,354	$1,049,458
Working Capital (Deficit)	$(4,679,046)	$(3,569,741)	$(1,109,305)

At June 30, 2017, we had a working capital deficit of $(4,679,046) as compared to working capital deficit of $(3,569,741) at December 31, 2016, a working capital deficit increase of $1,109,305.

Summary Cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash provided by (used in) operating activities	$218,417	$(1,393,016)
Net cash provided by (used in) used in investing activities	$-	-
Net cash provided by (used in) financing activities	$(124,423)	$1,331,616

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to contractors for project costs, consultants, legal and professional fees, marketing expenses and other general corporate expenditures.

Cash provided by (used in) operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, depreciation expense, gains and losses on dispositions of fixed assets, amortization of debt issuance costs and amortization of debt discount, as well as the effect of changes in working capital and other activities.

The adjustments for working capital items were primarily responsible for the cash provided by operating activities, including the decrease in accounts receivable of $301,197 and the increase in accounts payable and accrued expenses of $512,334 and in billings in excess of costs of $653,475. These working capital changes offset the net loss and resulted in the cash provided by operating activities.

Cash Used in Financing Activities

Net cash provided by or (used in) financing activities for the six months ended June 30, 2017 and 2016 was ($124,423) and $1,331,616, respectively. During the six months ended June 30, 2017, the Company made note payments of $124,423 during the first six months of 2017.

During the six months ended June 30, 2016, the Company received $1,478,284 in proceeds from common stock subscriptions. The Company received $56,256 from factoring certain receivables and made $202,924 in note payments.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2017 the Company had a cash of $109,382 and a working capital deficit of $(4,679,046). Furthermore, the Company had a net loss and net cash provided by operations of $(1,172,460) and $218,417, respectively, for the six months ended June 30, 2017 and an accumulated deficit totaling $(15,130,040). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2017, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

The Company had been put on notice by Brock USA, LLC d/b/a Brock International LLC (“Brock”) of patent infringement relating to certain products acquired by the Company from NexxField, Inc. (“NexxField”), namely, NexxField’s NexxPad turf underlayment panels. In July 2016, Brock commenced a patent infringement lawsuit against NexxField alleging that NexxField’s NexxPad panels infringe certain patents owned by Brock. The Company was not named as a defendant in Brock’s patent infringement action. In the first quarter of 2017, NexxField and Brock settled this patent infringement litigation with no adverse effect to the Company’s business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the below, there were no unregistered sales of equity securities for the quarter ended June 30, 2017.

On May 15, 2017, a member of the Board was issued 200,000 options to purchase the Company’s common stock at an exercise price of $1 per share. The options terminate 5 years after issuance and vest over a two year period.

On June 30, 2017, the Company issued an aggregate of 28,093 shares of restricted common stock to four consultants.

The issuance of the aforementioned securities were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

SPORTS FIELD HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)