Form 10-Q
period 2017-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2017-11-14
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of September 30, 2017, there were 17,285,089 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 Unaudited		December 31, 2016
ASSETS
Current Assets
Cash		$506		$15,388
Accounts Receivable		863,637		354,159
Costs & Estimated Earnings in Excess of Billings		558,983		75,624
Inventory		5,800		110,000
Prepaid Expenses & Other Current Assets		261,627		138,442
Total Current Assets		1,690,553		693,613
Property, Plant and Equipment, net		7,152		10,193
Deposits		2,090		2,090
TOTAL ASSETS		$1,699,795		$705,896

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Liabilities
Current Liabilities

Accounts Payable & Accrued Expenses		$3,449,664		$1,872,981
Billings in Excess of Costs & Estimated Earnings		1,145,115		374,916
Provision for Estimated Losses on Uncompleted Contracts		35,204		66,079
Current Maturities of Promissory Notes		1,002,783		1,052,410
Derivative Liability		197,000		204,300
Convertible Notes Payable, net		691,168		692,668
Total Current Liabilities		6,520,934		4,263,354

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	$		$
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 17,325,089 and 17,074,470 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively		173		171
Paid in Capital		10,528,870		10,404,451
Common Stock Subscription Receivable		(4,500)		(4,500)
Accumulated Deficit		(15,345,683)		(13,957,580)
Total Stockholders’ Equity (Deficit)		(4,821,140)		(3,557,458)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)		$1,699,795		$705,896

 See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Ordinary Income/Expense
Contract Revenue	$2,466,253	$669,953	$4,755,820	$1,948,511
Contract Cost of Sales	2,059,826	571,035	3,952,277	1,860,115
Gross Profit (Loss)	406,427	98,918	803,543	88,396
Selling, General and Administrative	501,906	684,625	2,012,058	2,456,228
Research & Development	-	-	505	88,447
Depreciation	1,014	1,014	3,042	3,042
Total Expense	502,920	685,639	2,015,605	2,547,717
Loss from Operations	(96,493)	(586,721)	(1,212,062)	(2,459,321)
Other Income (Expense)
Interest, net	(69,850)	(135,764)	(212,348)	(408,367)
Loss on extinguishment of debt	-	(35,400)	-	(35,400)
Gain (loss) from Change in Derivative	(49,300)	-	7,300	-
Miscellaneous Income	-	20,567	29,000	20,808
Total Other Income (Expense)	(119,150)	(150,597)	(176,041)	(422,959)
Net Loss	$(215,643)	$(737,318)	$(1,388,103)	$(2,882,280)
Net loss per common share, basic and diluted	$(0.01)	$(0.04)	$(0.08)	$(0.18)

Weighted average common shares, basic and diluted	17,298,884	16,445,711	17,277,764	15,898,878

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,388,103)	$(2,882,280)
Adjustments to reconcile
Depreciation	3,042	3,042
Amortization of debt discount	19,746	228,595
Share based compensation	121,174	922,227
Gain on derivative	(7,300)	-
Loss on extinguishment of debt	-	35,400
Changes in Operating Assets and Liabilities:
Accounts receivable	(509,478)	136,464
Inventory	104,200	-
Prepaid expense	(37,552)	(93,101)
Accounts payable and accrued expenses	1,578,429	(248,649)
Costs and estimated earnings in excess of billings	(483,359)	(110,181)
Billings in excess of costs	770,199	58,375
Provision for estimated losses on uncompleted contracts	(30,875)	(75,940)
Net cash provided by (used in) operating activities	140,123	(2,026,048)

CASH FLOWS FORM FINANCING ACTIVITIES
Proceeds of convertible notes	-	150,000
Repayments of convertible notes	-	(150,000)
Repayments of promissory notes	(155,005)	(323,871)
Proceeds of promissory notes	-	800,000
Proceeds from common stock subscriptions	-	1,641,407
Net cash provided by (used in) financing activities	(155,005)	2,073,036

Increase (decrease) in cash	(14,882)	46,988
Cash, beginning of period	15,388	61,400
Cash, end of period	$506	$108,388

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117,021	$79,315
Taxes	-	-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$85,632	$94,706
Debt discount - beneficial conversion feature	-	$67,367
Debt discount paid in form of common shares	-	$80,137
Conversion of debt and interest to common stock	$3,248	-
Stock issuance costs paid in the form of warrants	-	$76,927
Increase in principal amount of convertible notes in connection with debt modification	-	$50,310

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2017, and the results of operations for the nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017. The results of operations for the nine ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, percentage of completion revenue recognition method, the useful life of fixed assets and assumptions used in the fair value of stock-based compensation and derivative liabilities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of September 30, 2017, and December 31, 2016, the Company’s accounts receivable balance was $863,637 and $354,159, respectively, and the allowance for doubtful accounts is $0 in each period.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2017 and 2016, respectively, are as follows:

	September 30,
	2017	2016

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,297,500	622,500
Unvested restricted common shares	-	217,593
Convertible Notes	1,889,423	2,102,615
Totals	3,866,511	3,622,296

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

At September 30, 2017, the Company had 2 customers representing 50% and 35% of the total accounts receivable balance, respectively.

At December 31, 2016, the Company had 1 customer representing 91% of the total accounts receivable balance.

For the three months ended September 30, 2017, the Company had 3 customers that represented 41%, 37% and 15%, respectively, of the total revenues and for the three months ended September 30, 2016, the Company had 4 customers that represented 10%, 17%, 28% and 43%, respectively, of the total revenues.

For the nine months ended September 30, 2017, the Company had 2 customers that represented 54% and 32%, respectively, of the total revenues and for the nine months ended September 30, 2016, the Company had 5 customers that represented 15%, 33%, 17%, 11% and 15%, respectively, of the total revenues.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016, for emerging growth companies, and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The adoption of this guidance did not have a significant impact on the operating results for the three months or nine months ended September 30, 2017.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10, ASU 2016-08 and ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.”  ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, as of September 30, 2017, the Company had a working capital deficit of $4,830,382. Furthermore, the Company had a net loss of $1,388,103 for the nine months ended September 30, 2017 and an accumulated deficit totaling ($15,345,683). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through November 14, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Costs incurred on contracts in progress	$10,236,845	$6,299,675
Estimated earnings (losses)	534,091	(320,450)
	10,770,939	5,979,225
Less billings to date	(11,392,276)	(6,344,596)
	$(621,336)	$(365,371)

The above accounts are shown in the accompanying condensed consolidated balance sheet under these captions at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$558,983	$75,624
Billings in excess of costs and estimated earnings	(1,145,115)	(374,916)
Provision for estimated losses on uncompleted contracts	(35,204)	(66,079)
	$(621,336)	$(365,371)

Warranty Costs

During the nine months ended September 30, 2017 and September 30, 2016, the Company incurred costs of approximately $16,020 and $121,000, respectively. The Company has implemented policies and procedures to avoid or reduce these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $50,000 as of September 30, 2017 and $50,000 as of December 31, 2016.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at September 30, 2017 and December 31, 2016 was $522,668 including interest and penalty as disclosed below.

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

Subsequent to the First Waiver, the Notes matured on July 1, 2016. On August 9, 2016, one Note Holder entered into a letter agreement whereby, effective as of August 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “Second Waiver”). As consideration for the Second Waiver, the Company issued the Note Holder an aggregate of 40,000 shares of the Company’s common stock and added $15,000 to the principal amount of the note. The principal amount on the Note increased from $218,000 to $242,810 as the accrued interest amount, $9,810 as of August 1, 2016 and the aforementioned $15,000 of consideration, was added to the principal amount of the Note. The maturity date of the Note was extended to January 1, 2017 and the Note shall pay interest as of August 1, 2016 at a rate of 15% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from August 9, 2016 through January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Note remained the same. On October 18, 2017, a letter was sent to the board of directors and the CEO of the Company on behalf of the Note Holder, demanding that the Company repay its outstanding debt in the principal aggregate amount of $200,000, plus accrued interest, issued pursuant to the Note. The Company has not been named in any legal proceeding relating to this matter and is in discussions with the Note Holder to resolve this matter. However, no assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

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

As of January 1, 2017, the Company was not compliant with the repayment terms of all of the Notes. As of September 30, 2017, and December 31, 2016, the outstanding principal balance on the Notes was $522,668. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three and nine months ended September 30, 2017 the company recorded a gain or loss on the change in fair value of ($49,300) and $7,295, respectively. As of September 30, 2017, the derivative liability was $197,000.

The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017.

The outstanding principal balance on the February 2016 Note at September 30, 2017 and December 31, 2016 was $168,500 and $170,000, respectively.

As of August 19, 2016, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. Accrued interest on this note including default rate interest at 18% is $40,995 and $23,667 as of September 30, 2017 and December 31, 2016, respectively.

Promissory Notes

On September 15, 2015, the Company entered into a short-term loan agreement with an investor. The principal amount of the loan was $200,000. The first $100,000 of the loan was payable upon the Company raising $500,000 in a qualified offering (as defined therein). The remaining balance was payable upon the Company raising $1,000,000 in a qualified offering. The loan bears interest at a rate of 8%. On May 10, 2017, the Company paid all principal and interest due under the short-term loan in satisfaction thereof.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. As of September 30, 2017, the outstanding balance related to this finance agreement was $1,000,000.

On January 26, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $54,139, which would accrue interest at 3.95% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $6,115, including interest starting on February 27, 2017. As of September 30, 2017, the outstanding balance related to this finance agreement was $13,127.

On December 28, 2016, the Company entered into finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $31,492, which would accrue interest at 4.05% per annum, to partially fund the payment of the premium of the Company’s directors and officers insurance. The agreement requires the Company to make ten monthly payments of $3,208, including interest starting on January 3, 2017. As of September 30, 2017, the outstanding balance related to this finance agreement was $13,127.

Debt under promissory notes is as follows:

	September 30, 2017	December 31, 2016

Promissory notes payable	$1,023,471	$1,082,500

Less: Current maturities	(1,013,127)	(1,052,410)

Less: Debt issuance costs	(10,344)	(30,090)

Promissory notes payable, net of Current maturities and debt issuance costs	$-	$-

Future minimum principal payments under promissory notes are as follows:

Year ending December 31:

2017	$1,013,127

2018 and thereafter	-

$1,013,127

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of September 30, 2017, and December 31, 2016, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of September 30, 2017, and December 31, 2016, the Company has 17,325,089 and 17,074,470 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three and nine months ended September 30, 2017, 1,500 and 4,500 shares of common stock were granted to a certain employee with a fair value of $735 and $1,835, respectively

During the three and nine months ended September 30, 2017, 109,579 and 180,028 shares of common stock valued at $48,537 and $73,722, respectively, were issued to various consultants for professional services provided to the Company.

Sale of common stock

During the nine months ended September 30, 2017, the Company did not sell any shares of common stock to investors.

Termination of Registration Statement

On September 19, 2017, pursuant to Rule 477 under the Securities Act of 1933, as amended (the “Securities Act”), we withdrew our Registration Statement on Form S-1 (File No. 333-213385), together with all exhibits thereto, initially filed with the SEC on August 30, 2016, as subsequently amended on November 4, 2016 (the “Registration Statement”). The Registration Statement was not declared effective and no securities were issued or sold pursuant to the Registration Statement.

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

On July 11, 2017, the Company issued a consulting firm 100,000 common stock options for services. These options expire in July 11, 2022.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016

Risk free interest rate	1.43 - 1.93%	1.26 - 1.73%
Dividend yield	0.00%	0.00%
Expected volatility	41%	40 - 45%
Expected life in years	2.5 - 3.5	2.5 - 5
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2016	972,500	1.23	4.00
Granted	325,000	0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - September 30, 2017	1,297,500	1.14	3.59
Exercisable - September 30, 2017	1,155,000	1.21	3.45

At September 30, 2017 and 2016, the total intrinsic value of options outstanding was $14,000 and $0, respectively.

At September 30, 2017 and 2016, the total intrinsic value of options exercisable was $14,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $2,795 and $33,202 for the three and nine months ended September 30, 2017, respectively, and $35,427 and $105,143 for the three and nine months ended September 30, 2016, respectively. There is approximately $1,970 amortization of stock option compensation left to be recognized over the next 2 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2016	679,588	1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - September 30, 2017	679,588	1.03	2.66
Exercisable - September 30, 2017	679,588	1.03	2.66

At September 30, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $90,000 and $270,000 for the three and nine months ended September 30, 2017, respectively. Consulting expenses pertaining to the firm’s services were $78,300 and $200,300 for the three and nine months ended September 30, 2016, respectively. Included in consulting expense for the three and nine months ended September 30, 2017 were 10,000 and 30,000 shares of common stock valued at $4,900 and $12,100, respectively, issued to NexPhase. Included in consulting expense for the three and nine months ended September 30, 2016 were 10,000 and 30,000 shares of common stock valued at $3,300 and $25,000, respectively, issued to NexPhase. The NexPhase consulting agreement was terminated on October 1, 2017.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. (See Note 5 - Convertible Notes - May 7, 2015 Notes).

NOTE 8 – EMPLOYEE SEPARATION

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with a former employee. As of September 30, 2017 the liability has been fully paid, and as of December 31, 2016 the Company had accrued a liability of $45,000 related to the Settlement Agreement, which was included in accounts payable and accrued expenses in the accompanying condensed consolidated Balance Sheet.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Effective November 1, 2016 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide financial and operational services to the Company. The agreement terminates on July 31, 2018. As compensation for the services, the Company shall pay the consultant $3,000 per month and is obligated to issue $3,000 in shares of the Company common stock to be issued monthly in arrears based on a share price equal to the 5-day moving average share price. As additional compensation, the Company is obligated to issue a total of 55,087 shares of the Company common stock over the remainder of 2017. The Company may terminate this agreement by providing 21 days advance written notice for the duration of the agreement.

On December 20, 2016, the Company entered into a Services Agreement with a consulting firm. This agreement was renewed on July 11, 2017. Under the renewed agreement, the consulting firm agreed to provide investor relations services to the Company for a period of 6 months, which 6-month period auto-renews unless one party provides at least 30-days written notice of non-renewal. As compensation for the services, the Company shall pay the consultant $7,500 per month (increased 5% each year) and, upon execution and each renewal thereafter, is obligated to issue 100,000 fully vested option at an exercise price of $ 0.35 per share of the Company common stock.

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

The NexPhase consulting agreement was terminated on October 1, 2017.

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

In April 2016, the Company reached an agreement with an individual to provide non-exclusive sales services; this agreement was revised and replaced with new agreement with an effective date of April 1, 2017 (the “Effective Date”). The individual will receive a monthly fee of $ 4,000 and up to 3% commissions on sales referred to the Company. The term of the agreement is for one year, and automatically renews for successive one year terms. The Company may terminate this agreement by providing 60 days advance written notice for the duration of the agreement. As additional compensation for the services, the Company is obligated pay a bonus commission of 10% of the commission already paid for every $1.5 million in gross revenue earned by the Company attributable to projects sold by the individual, which bonus commission is payable in cash/stock/option upon the mutual agreement. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement.

In July 2017, the Company reached an agreement with a service company to provide non-exclusive market awareness campaign and IR services. As compensation for the services, the service company will receive 40,000 shares of Company common stock. The term of the agreement is for three months.

In July 2017, the Company renewed an agreement with a service company to provide non-exclusive IR services. As compensation, the service company will receive (a) $7,500 per month and (b) 100,000 options to purchase shares of Company common stock with an exercise price of $0.35. The term of the agreement is for six months, which term automatically renews unless either party gives at least 30-days prior written notice of non-renewal. At each renewal date, the service provider company will be entitled to another 100,000 options to purchase shares of Company common stock with an exercise price of $0.35. Additionally, on an annual basis, the monthly service fee will increase by 5%.

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were to have been issued in the first quarter of 2017.

Advisory Board Agreements

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, during the first twelve months, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, the Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three and nine month periods ended September 30, 2017, the Company has recorded $39,126 and $117,378 of expense related to the agreement, respectively.

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

As of September 30, 2017, and December 31, 2016, Spartan was owed fees of $123,750 and $17,500, respectively.

Litigation

On October 18, 2017, a letter was sent to the board of directors and the CEO of the Company on behalf of one of the Company’s note holders, demanding that the Company repay its outstanding debt in the principal aggregate amount of $200,000, plus accrued interest, issued pursuant to a convertible note dated May 7, 2015. The Company has not been named in any legal proceeding relating to this matter and is in discussions with the note holder to resolve this matter. However, no assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

Operating Leases

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

Rent expense was $3,135 and $9,405 for the three and nine months ended September 30, 2017, respectively.

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

During fiscal 2016, the Company completed some very important projects and initiatives including the completion of a lacrosse/soccer field at IMG Academy in Bradenton, FL (“IMG”).  In addition to creating a very important reference site, we have also built out a series of research and development plots to allow for continuous product trials and development opportunities at IMG.

Additionally, our largest facilities design build project to date is currently underway at St. Joseph by-the-Sea High School in Staten Island, NY. With the design and engineering portions of the project completed we have moved into phase two construction during 2017.  We continue to believe that this project will represent a new benchmark for our facilities construction capabilities.

We maintain a number of contracts for projects that were originally slated to commence in the first and second quarter of 2017. However, due to mobilization delays, these projects commenced in the third quarter of 2017 and certain revenue related to such projects was realized in the quarter and we expect that these revenues will continue to be realized in the fourth quarter of 2017 and the first quarter of 2018.

During the second quarter, we were awarded over $4.25 million in new projects, all of which have commenced construction in the third quarter. During the third quarter, we were awarded approximately $300,000 in new projects, which have commenced during the third quarter or will commence during the fourth quarter. Inclusive of the newly awarded projects as of September 30, 2017, the Company has a total backlog of open projects of $9.5 million.

	Three Months Ended
	September 30, 2017	September 30, 2016

Revenue	$2,466,253	$699,953
Gross profit (loss)	$406,427	$98,918
Operating expenses	$502,920	$685,639
Loss from operations	$(96,493)	$(586,721)
Other income (expense)	$(119,150)	$(150,597)
Net loss	$(215,643)	$(737,318)
Loss per common share - basic and diluted	$(0.01)	$(0.04)

Revenue

Revenue was $2,466,253 for the three months ended September 30, 2017, as compared to $699,953 for the three months ended September 30, 2016, an increase of $1,766,300. The substantial increase in revenue was primarily due to new contracts.

Gross Profit (Loss)

The Company generated a gross profit of $406,427, resulting in a gross profit margin of 16.5%, during the three months ended September 30, 2017 as compared to a gross profit of $98,918 and a gross profit margin of 14.8%, during the three months ended September 30, 2016. The gross profit percentage improved due to an increase in overall estimated profit margins on jobs entered into subsequent to September 30, 2016. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 27.0% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The overall $182,179 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in overhead costs of $54,568. The decrease was primarily due to a decrease in insurance costs and financial reporting expenses.

●	A decrease of warranty costs of $172,889.

Other Income (Expenses)

Other income (expenses), net for the three months ended September 30, 2017, were $(119,150), as compared to $(150,597) for the three months ended September 30, 2016. For the three months ended September 30, 2017 other income (expenses) consisted primarily of $69,850 in interest expense and $49,300 loss on change in derivative value. For the three months ended September 30, 2016 other income (expenses) consisted mostly of interest expense.

Net Loss

The net loss for the three months ended September 30, 2017 was $(215,643), or a basic and diluted loss per share of $(0.01), as compared to a net loss of $(737,318), or a basic and diluted loss per share of $(0.04), for the three months ended September 30, 2016. The decrease in the loss compared to the prior period is primarily attributable to an increase in gross profit on newer projects, a decrease in operating expenses and the decrease in other income (expense) items discussed above.

Summary of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016

Revenue	$4,755,820	$1,948,511
Gross profit (loss)	$803,543	$88,396
Operating expenses	$2,015,605	$2,547,717
Loss from operations	$(1,212,062)	$(2,459,321)
Other income (expense)	$(176,041)	$(422,959)
Net loss	$(1,388,103)	$(2,882,280)
Loss per common share - basic and diluted	$(0.08)	$(0.18)

Revenue

Revenue was $4,755,820 for the nine months ended September 30, 2017, as compared to $1,948,511 for the nine months ended September 30, 2016, an increase of $2,807,308. The increase in revenue was primarily due to new contracts.

Gross Profit (Loss)

The Company generated a gross profit of $803,543, resulting in a gross profit margin of 17.0%, during the nine months ended September 30, 2017 as compared to a gross profit of $88,396 and a gross profit margin of 4.5%, during the nine months ended September 30, 2016. The gross profit percentage for the nine months ended September 30, 2016 improved due to an increase in overall estimated profit margins on jobs entered into subsequent to September 30, 2016. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 21.1% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The overall $532,112 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in stock based employee compensation expense of $330,870. Partially offset by an increase in salaries and wages of $165,697. The increase was primarily due to an increase in staff in the Sales and Engineering departments.

●	A decrease of research and development expenses of $88,447. Research and development expenses consist primarily of costs incurred at our field testing sites. We expense research and development costs as incurred.

●	A decrease in Stock Compensation Non-Employees of $231,195. This decrease was partially offset by an increase in legal fees and banking fees totaling $121,760.

●	A decrease in marketing costs of $45,749.

●	A decrease in warranty costs of $104,211.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the nine months ended September 30, 2017, were $(176,041), as compared to $(422.959) for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 other income (expenses) consisted of $212,348 in interest expense net of miscellaneous income of $36,303 including a gain from the change in derivative value. For the nine months ended September 30, 2016 other income (expenses) consisted almost entirely of interest expense.

Net Loss

The net loss for the nine months ended September 30, 2017 was $(1,388,103), or a basic and diluted loss per share of $(0.04), as compared to a net loss of $(2,882,280), or a basic and diluted loss per share of $(0.18), for the nine months ended September 30, 2016. The decrease in the loss compared to the prior period is primarily attributable to an increase in gross profit on newer projects, a decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017, compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$1,690,553	$693,613	$996,940
Current Liabilities	$6,520,934	$4,263,354	$(2,257,680)
Working Capital (Deficit)	$(4,830,381)	$(3,569,741)	$(1,260,640)

At September 30, 2017, we had a working capital deficit of $(4,830,381) as compared to working capital deficit of $(3,569,741) at December 31, 2016, a working capital deficit increase of $1,260,640.

Summary Cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash provided by (used in) operating activities	$140,123	$(2,026,048)
Net cash provided by (used in) used in investing activities	$-	-
Net cash provided by (used in) financing activities	$(155,005)	$2,073,036

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

The adjustments for working capital items were primarily responsible for the cash provided by operating activities, including the increase in accounts payable and accrued expenses of $1,578,429 and in billings in excess of costs of $770,199, which offset the net loss of $1,388,103, increase in accounts receivables of $509,478 and in costs and estimated earnings of $483,359.

Cash Used in Financing Activities

Net cash provided by or (used in) financing activities for the nine months ended September 30, 2017 and 2016 was ($155,005) and $2,073,036, respectively. During the nine months ended September 30, 2017, the Company made note payments of $155,005 during the first nine months of 2017.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, as of September 30, 2017 the Company had a cash of $506 and a working capital deficit of $4,830,381. Furthermore, the Company had a net loss and net cash provided by operations of $(1,358,017) and $55,989, respectively, for the nine months ended September 30, 2017 and an accumulated deficit totaling $(15,345,683). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

GP will be compensated for its services under the agreement as follows:

(A)	The Company shall pay consideration to GP at each closing, in cash, a fee in an amount equal to 4.5% of the aggregate gross proceeds raised from (i) each sale of securities pursuant to a financing.

(B)	The Company shall grant and deliver to GP at each closing of a Financing warrants to purchase common stock of the Company (the ”GP Warrants”) in the amount equal to (i) in the case of an equity financing, the amount that is 5.5% of the securities sold pursuant to such equity financing and (ii) in the case of a debt financing, the number of shares of common stock of the Company that can be purchased with 5.5% of the amount of cash funded pursuant to such debt financing, based on the highest trading price of the Company’s common stock as of the trading date immediately preceding the date of such closing. The GP Warrants shall (i) be exercisable commencing on the date of issuance at a price equal to the lower of (x) $0.70 per share and (y) the market price equal to the trailing volume weighted average price (VWAP) for the seven trading days immediately preceding the date of such closing, (ii) expire seven years after the date of issuance, and (iii) include the most favorable anti-dilution protection contained in the Company’s current securities or included in any security issued by the Company during the term of the Warrants, a cashless and automatic exercise provision, customary registration rights, and shall be non-redeemable.

(C)	If within twenty-four months from the date of the agreement, the Company completes any financing of equity or debt with any Investors who participated in a financing, the Company will pay to GP upon the closing of such financing all compensation set forth in the GP Agreement.

(D)	If at any time within the twelve months following the expiration of the GP Agreement, the Company completes a transaction or receives consideration from any person (i) who has issued a term sheet to the Company through GP during the GP Term; (ii) with whom the Company or GP had discussions during the GP Term, then, the Company shall pay GP the cash fee described above.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2017, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

Except as set forth below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarterly period ended September 30, 2017, the Company hired a controller to oversee the Company’s internal controls over financial reporting procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 18, 2017, a letter was sent to the board of directors and the CEO of the Company on behalf of one of the Company’s note holders, demanding that the Company repay its outstanding debt in the principal aggregate amount of $200,000, plus accrued interest, issued pursuant to a convertible note dated May 7, 2015. The Company has not been named in any legal proceeding relating to this matter and is in discussions with the note holder to resolve this matter. However, no assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended September 30, 2017.

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

SPORTS FIELD HOLDINGS, INC.

Date: November 14, 2017	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

