Form 10-K
period 2017-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2018-04-02
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54883

SPORTS FIELD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0939465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Cedar Ave, Suite 200

St. Charles, IL 60174

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $0.49 was $8,434,865. As of March 31, 2018, the registrant had 17,403,527 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business.

Our Corporate History

We were incorporated on February 8, 2011, as Anglesea Enterprises, Inc. Initially, our activities consisted of providing marketing and web-related services to small businesses, including the design and development of original websites, creative writing and graphics, virtual tours, audio/visual services, marketing analysis and search engine optimization. On June 16, 2014, Anglesea, Merger Sub, Sports Field Private Co, and the majority shareholders, entered into the Merger Agreement pursuant to which the Merger Sub was merged with and into Sports Field Private Co, with Sports Field Private Co surviving as a wholly-owned subsidiary of Anglesea. Anglesea acquired, through a reverse triangular merger, all of the outstanding capital stock of Sports Field Private Co in exchange for issuing Sports Field Private Co’s shareholders 11,914,275 shares of Anglesea’s common stock.

Upon completion of the Merger on June 16, 2014, Anglesea merged with Sports Field Private Co in a short-form merger transaction. Upon completion of the Short Form Merger, the Company became the parent company of the Sport Field Private Co’s then wholly owned subsidiaries, Sports Field Contractors LLC, FirstForm, Inc. (formerly SportsField Engineering, Inc.) and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Anglesea changed its name to Sports Field Holdings, Inc. on June 16, 2014.

Overview

Sports Field, through its wholly owned subsidiary FirstForm, is an innovative product development company engaged in the design, engineering and construction of athletic fields and facilities and sports complexes and the sale of customized synthetic turf products and synthetic track systems.

According to Applied Market Information (AMI), over 2,000 athletic field projects were constructed in the U.S. in 2015, creating a $1.8 billion synthetic turf market. These statistics are supported by the number of square meters of synthetic turf manufactured and installed in the U.S. in 2015, based on an average size of 80,000 square feet per project. We believe synthetic turf fields have become the field of choice for public and private schools, municipal parks, and recreation departments, non-profit and for profit sports venue businesses, residential and commercial landscaping and golf related venues. We believe this choice is due to the spiraling costs associated with maintaining natural grass athletic fields and the demand for increased playing time, durability of the playing surface and the ability to play on that surface in any weather conditions.

Although synthetic turf athletic fields and synthetic turf have become a viable alternative to natural grass fields over the past several years, there are a number of technical and environmental issues that have arisen through the evolution of the development of turf and the systems designed around its installation. Sports Field has focused on addressing the main technical issues that still remain with synthetic turf athletic fields and synthetic turf, including but not limited to environmental and safety concerns related to infill used in synthetic turf fields as well the reduction of surface heat, and G-max levels (the measure of how much force the surface absorbs and, in return, how much is deflected back to the athlete) as well drainage issues related to the base construction of turf installation.

In addition to the increased need for available playing space, collegiate athletic facilities have become an attractive recruiting tool for many institutions. The competition for athletes and recruiting has resulted in a multitude of projects to build new, or upgrade existing, facilities. These projects include indoor fields, bleachers, press boxes, lighting and concession stands as well, as locker rooms and gymnasiums. We believe that our position in the sports facilities design, construction and turf sales industry allows us to benefit from this increased demand because we are able to compete for the sale of turf as well as the design and construction on such projects, whereas our competitors can typically only compete for the turf components or the construction, but not both. According to an IBIS report, there are no national firms competing in these sectors that have a 5% market share.

Through our strategic operations design, we have the ability to operate throughout the U.S., providing high quality synthetic turf systems focused on player safety and performance and construct those facilities for our clients using local subcontracted labor. Due to our ability to design, estimate, engineer, general contract and install our solutions, we can spend more of every owner dollar on product rather than margin and overhead, thereby delivering a premium product at competitive rates for our customers. Since inception, we have completed a variety of projects from the design, engineering and build of entire football stadiums to the installation of a specialized turf track systems. Members of our management team have also designed, engineered and installed baseball stadiums, soccer and lacrosse fields, indoor soccer facilities, softball fields and running tracks for private sports venues, public and private high schools and public and private universities. In addition, members of our team have designed, engineered and constructed concession stands with full kitchen facilities, restroom structures, press boxes, baseball dugouts, bleacher seating, ticket booths, locker room facilities and gymnasium expansion projects.

Lines of Business

Sports Field, through its wholly owned subsidiary, FirstForm, has two primary lines of business which are all integral parts of the organization’s overall business model. Our primary revenue generation comes from the sale and installation of our PrimePlay® line of synthetic turf products. Our secondary source of revenue is generated as a result of the design, engineering and construction management of athletic facilities and sports complexes. The construction management process is led by John Rombold and Scott Allen. Mr. Rombold is a licensed General Contractor as well as an experienced Project Manager. Scott Allen is a licensed Architect. Projects are bid and estimates for those bids are handled by both Mr. Rombold and Mr. Allen, taking into consideration the scope of the work and cost of materials and labor. Once the Company is awarded a project based, Mr. Rombold will manage the fields being installed. For project involving design, engineering, constructing, and construction management of athletic facilities and sports complexes, Mr. Allen manages the Field Site Manager that the Company hires for each project. We bid all work done on each site to at least 3 subcontracted labor companies that meet our high standard of quality. The combination of these two business units allow for the business to operate as a Turn-Key Athletic Facilities provider for a truly “one-stop-shop” simplified customer experience.

Historically, approximately 80% of the Company’s gross revenues are from synthetic turf surfacing products and systems sales. Sports facilities design, engineering and construction management have represented approximately 20% of the Company’s gross revenue. Projecting forward in the current year, the percentage of turf systems sales to construction related revenues should be approximately 70% to 30% respectively. Our goal is to continue to increase design, engineering and construction management revenues in order to create a more even mix between revenue streams in order to insulate the total revenue from fluctuations in the turf sales or construction markets.

Target Markets

Our main target market is the more than 60,000 colleges, universities, high schools and primary schools in the United States with athletic programs, both public and private. Municipal parks and recreations departments, commercial and residential landscaping as well as golf and golf related activities also represent significant market opportunities for the Company.

Additionally, we target private club sports associations and independent athletic training facilities, including all major sports, such as football, soccer, baseball, softball, lacrosse, field hockey, rugby, and track and field.

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

Expand our sales organization and increase marketing. Our sales structure is comprised of three discrete units: direct sales representatives, deal finders and sports ambassadors. We currently have three sales territories within the U.S.: East, Central, and West, with each territory containing its own dedicated sales professional. We are currently contracted with fifteen commission only deal finders who have extensive contacts in the sports industry and are making introductions for our direct sales team members to key decision makers around the U.S. Once a project lead is established, our distribution partners and deal finders bring in the local territory representative and drive the sales to close together as a team. We intend to continue to expand our highly-trained direct sales organization to secure contracts in every major region of the United States. By securing contracts and establishing Sports Field in all major regions of the country, the Company intends to seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

Develop and broaden high profile relationships to increase sales and drive revenues. In addition to installing a football/lacrosse field, in December 2015, we entered into a four-year marketing agreement with IMG Academy in Bradenton, Florida (“IMG”), a world renowned school and athletic training destination. IMG’s nationally recognized sports programs attract premier athletes from all over the globe. Our official supplier agreement with IMG allows us to utilize their logo in our marketing materials, perform site visits with clients to see our products as well as allow space for our 14,000 square foot research and development installation, which has allowed us to conduct research in an effort to consistently update our product offerings and to make sure we put out what we believe to be the safest and highest performing products in the market. In addition, we are allowed to utilize IMG athletes to conduct product testing to ensure performance and safety for up to four times each year.

We hope to continue to develop high profile strategic relationships that will allow for greater awareness of our products and services with institutions that are focused on athlete safety and athletic performance.

Drive adoption and awareness of our eco-friendly turf and infill products among coaches, athletic directors, administrators, and athletes. We intend to educate coaches, athletic directors, administrators and athletes on the compelling case for our two infill products. The Company currently offers two infill products, OrganiteTM and TerraSportTM. Organite is our eco-friendly infill product that consists of Zeolite, Walnut Shell (Non-Allergenic Organic Shells) and ethylene propylene diene monomer (EPDM) rubber. EPDM is a virgin rubber that contains no metals of any kind or known carcinogens in any color except black. On occasion, Organite contains minimal levels of Black EPDM which is sometimes known to contain carbon black, a potential inhalation hazard during manufacturing; however, we are not aware of any data showing any health hazards related to ingestion and therefore we strongly believe that EPDM is a much safer alternative to SBR crumb rubber. TerraSportTM is eco-friendly and has absolutely no rubber at all and contains a proprietary mix of materials that are completely inert or biodegradable. Due to pricing competition, we keep Organite available for clients more concerned with cost, but we believe that our “rubberless” product will resonate amongst owners and drive additional demand for our products. Our infills are free from lead, chromium and all other potential cancer causing agents that are commonly found in fields all across the U.S. Our PrimePlay® synthetic turf products are free from the polyurethane backing, which cannot be recycled, that is commonly present in the majority of turf installations today.

Environmentally friendly, ecologically-safe, recyclable products and coating materials are available and we are using them in our current products. We believe our products perform, in all respects, as well or better than the ecologically-challenged products traditionally considered and currently used by many of our competitors. Due to our turn-key design-build process, we are able to offer our customers fields with ecologically friendly and safer materials at a price that is competitive with the traditional products. We believe that increased awareness of the benefits of our eco-friendly infill will favorably impact our sales.

Develop new technology products and services. Since inception, we have been in pursuit of developing a turf system that is comprised of synthetic fiber, turf backing, infill and shock/drainage pad that would allow us to market a product that virtually eliminates all of the current problems plaguing the industry. To date, we have studied and developed a high performing infill product that is free from any potential carcinogens and is capable of reducing field temperatures, designed a turf stitch pattern that will both reduce infill migration and prevent injury, removed polyurethane from our backing to allow for recycling, tested and provided a shock pad system from a third party supplier which will allow for high performance while reducing impact injuries due to lower G-max, and engineered drainage design plans that allow the system to be free from standing water even in the event of major downpours. All of these improvements to the system are being continuously challenged and tested at our research and development site located on the campus at IMG in Bradenton, Florida.

Our goal is to permanently staff a research and development office so that we can use everything we have learned about existing products and continue to create new products that will continue to improve performance while remaining safe for the players and the environment.

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

Operational Strengths

Highly Experienced Management and Key Personnel. We have assembled a senior management team and key personnel which includes Jeromy Olson, CEO; Scott Allen, Director of Architecture & Engineering; John Rombold, Director of Project Management; and Jacques Roman, Director of Sales. This current leadership team is comprised of individuals with significant experience in sales, design, architecture, engineering and construction industry.

Diversified Project Classes. The diversity of project types that are within our capabilities is a strength that we can exploit if there is an economic slowdown on any one particular sector. Our architectural design, engineering and construction expertise along with our surfacing product sales can support the company revenue streams in two discrete ways.

Specialized Market Approach. We are currently winning project bids at prices above our competitors that use crumb rubber due to customer demand for safer products. When other companies are forced to offer solutions similar to ours, we are already competitively priced. Much of the reason for our success is that we save money by employing our own project management, architecture and engineering, which ultimately lowers our overhead as compared to other companies that are not turn-key. We believe that, by targeting and maintaining this type of expertise in athletic facilities, the Company is more insulated from general economic downturn than general construction companies. This specialization is less susceptible to customers driving normal price points lower through mass competition.

Infrastructure built for growth. Current staffing levels have positioned the Company with excess operational capacity capable of doubling project execution without a significant impact on overhead.

Featured Products and Services

PrimePlay® Synthetic Turf Systems. All synthetic turf systems and products are marketed as our PrimePlay® line of products to service the athletic facilities market. Within this line are the synthetic turf and track products, infill materials and shock/drainage pads.

*	Represents our turf system from the stone base under the field, shockpad, turf, and infill

PrimePlay® Replicated Grass™. Our flagship synthetic turf system, Replicated Grass™, is designed with a shorter tuft-height and higher face-weight which combine to produce a surface with almost three times the blade-density of leading competitors. The result is a surface with increased infill stability. Because our infill is so stable and does not displace under normal use, there is no change in performance characteristics over time and the infill does not require replacement on as regular a basis as some of our competitor’s products that use crumb rubber. This increased density also offers athletes natural “ball-action”, or “ball roll”, and “natural foot-feel”, or “foot action” so it feels like they are playing on a real, lush grass surface. Replicated Grass™ also contains our “rubberless” TerraSportTM, which is composed entirely of naturally occurring materials. These infill materials offer no risk of cancer or other related health risks as well as many other valuable characteristics.

Product Features

Safe Alternative to Crumb Rubber. In February of 2016, four federal agencies — the U.S. Environmental Protection Agency (EPA), the Centers for Disease Control and Prevention (CDC), Agency for Toxic Substances and Disease Registry (ATSDR), and the U.S. Consumer Product Safety Commission (CPSC) — launched a joint initiative to study key safety and environmental human health questions related to the use of SBR crumb rubber in synthetic turf athletic fields, and any potential link to cancer. Sports Field has never used crumb rubber since its inception. The Company currently offers two infill products, Organite and our TerraSportTM. Organite is our eco-friendly infill product that consists of Zeolite, Walnut Shell (Non-Allergenic Organic Shells) and ethylene propylene diene monomer (EPDM) rubber. EPDM is a virgin rubber that contains no metals of any kind or known carcinogens in any color except black. On occasion, Organite contains minimal levels of Black EPDM, which is sometimes known to contain carbon black, a potential inhalation hazard during manufacturing; however, we are not aware of any data showing any health hazards related to ingestion and, therefore, we strongly believe that EPDM is a much safer alternative to SBR crumb rubber. TerraSportTM is eco-friendly and has absolutely no rubber at all and contains a proprietary mix of materials that are completely inert or biodegradable. Due to pricing competition, we keep Organite available for clients more concerned with cost but we believe that our “rubberless” product will resonate amongst owners and drive additional demand for our products.

Heat Reduction. An often overlooked health risk associated with artificial turf is the extremely high temperatures that can exist above the playing surface due to absorption of heat from the sun. When using rubber infills, the reflectivity of an artificial turf system is generally lower than natural grass (darker colors absorb more electromagnetic radiation) due to the exposure of dark infill. Further, artificial turf and rubber infill do not naturally contain and hold moisture, which provide evaporative cooling such as natural grass and soils do. Our product uses zeolite, which is light in color to absorb less heat and is a porous material capable of holding up to 55% of its weight in water. This moisture is released as temperatures rise to create an evaporative cooling effect on the field. Our internal data and testing has shown that our surfaces on average are 30 to 50 degrees cooler than that of most competitors.

Shock Attenuation. Rubber infills all have the same inherent problem: they break down and compact after prolonged exposure to UV light. As this breakdown happens over time, the surfaces get harder and harder as the rubber loses its elasticity. This process increases the risk of impact injuries for athletes.

The National Football League’s (the “NFL”) recent attention to head injuries is reflected in its adoption of new standards for impact forces. New NFL guidelines require that NFL fields have a G-Max value (G-Max is a measurement of how much force the surface will absorb, the higher the G-Max rating the less absorption of force by the surface) that is not greater than 100 (based on the “Clegg” method of calculating G-Max). We believe that this criterion will eventually trickle-down and apply to all sports surfaces. We believe that eventually all artificial turf fields will have to maintain a G-Max below 115 (indoor) and 125 (outdoor) (Clegg) for the life of the product.

Therefore, we developed a system and a TerraSportTM with no rubber and integrated the use of a third-party manufactured proprietary shock/drainage pad to be utilized under the playing surface. As a result, our system produces G-Max scores under 90 for the life of the product, which is well below the NFL minimum and the average new installation of sand and crumb rubber fields, which average around G-max of 110.

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

Sales and Marketing

Our current sales structure is comprised of three (3) discrete units: our direct sales representatives, deal finders and our sports ambassadors. We currently have three (3) sales territories; East, Central and West, with each territory containing its own dedicated sales professional. We are currently contracted with fifteen (15) commission only deal finders who have extensive contacts in the sports industry and are making introductions for our direct sales team members to key decision makers around the U.S. Once a project lead is established, our deal finders bring in the local territory rep and drive the sales to close together as a team. We intend to continue to expand our direct sales organization in an effort to secure contracts in every major region of the United States. By securing contracts and establishing FirstForm® in all major regions of the country, the Company will seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

We have initiated an ambassador program that includes current and former professional athletes from the sports in which they played. We currently have agreements with Thurman Thomas and Ray Lewis, both future Hall of Fame retired NFL players, Rick Honeycutt, former MLB pitcher and current pitching coach of the Los Angeles Dodgers and Chris Wingert, current 12-year veteran Major League Soccer player who most recently played with the Salt Lake City Real (collectively our “Sports Ambassadors”). These professionals maintain high level contacts with the NFL, Major League Baseball, professional soccer leagues, and major universities and colleges. These contacts have introduced the Company to NFL owners, professional athletes, college presidents and athletic directors, head coaches and other important industry contacts.

Our complete sales team, including our Sports Ambassadors, are active through the United States and will continue to call on relationships with their contacts. The efforts of this group of twenty-two (22) professionals comprise a major component of the Company’s sales and marketing initiatives and these contacts in the professional and collegiate sports industries represent a significant asset as the Company looks to continue its growth.

The Company has also engaged in targeted and innovative direct marketing to athletic directors, school business managers, college and high school athletic programs, high school football coaches, landscape architects, engineering firms, and municipal parks and recreation departments. This plan has its focus on our innovative products and construction methodologies.

In 2016, in advance of a full scale marketing campaign, we completely rebranded the company, which included a renaming that would allow us to market to our strengths in the industry and speak more directly to the values we represent. Effective April 4, 2016, Sports Field Engineering, Inc., our wholly-owned subsidiary, changed its name to FirstForm, Inc. This name change along with a new iconic logo and branding campaign includes a new brand development phase and roll out through every form of market communication.

Since then, we have created new tools as part of a comprehensive marketing plan that includes a brand new website with a focused SEO plan, creation of our new trade show booth exhibit materials, professional collateral sales literature and Power Point. It also includes the automation of our sales process through the adoption of a new customer relationship management software and mobile sales tools, engaging the market with the use of technology in concert with our high level professional sales team.

We intend continued expansion of our highly-trained direct sales organization to secure contracts in every major region of the United States. By securing contracts and establishing Sports Field in all major regions of the country, the Company will seek to leverage those client relationships and successful projects to aggressively market to all potential clients in these regions.

Competition

The competitive landscape with respect to manufacturing is very well-established, with seven companies selling the majority of synthetic turf products. Based on management’s experience and knowledge of the synthetic turf industry, Field Turf is the leading manufacturer of synthetic turf athletic fields and synthetic turf products, with what we believe is roughly 45% of the overall market and is one of the only companies operating in this space that we characterize as a true manufacturer. Shaw Sports, Astroturf, Sprint Turf and Hellas Construction are all purveyors of synthetic turf athletic fields with varying degrees of manufacturing and assembly. We estimate that these four companies account for approximately 20% of synthetic turf athletic field sales. There remains over 20 other distributors and to varying degrees, manufacturers and assemblers of synthetic turf products that account for the remaining 35% of the synthetic turf athletic fields market. These applications run the entire gamut of synthetic turf from residential and commercial landscaping, to golf applications, parks and recreation, private parks, airports, highway medians, downhill skiing, and other applications.

The competitive landscape from an installation and construction perspective looks very different when compared to the landscape of the manufacturing side of the industry. In regard to installation and construction of artificial turf fields and athletic facilities, the industry is very much fragmented. There are no clear national leaders from the perspective of facilities construction. The bulk of the construction is provided by local or regional general contracting firms that specialize in certain phases of synthetic turf athletic fields and facility construction, but, to our knowledge, no competitors with significant market share offer a true turn-key operation or include their own in-house engineering staff. Sports Field offers full service design and engineering services with forensic studies of athletic facilities to properly prepare and recommend custom specifications based on specific circumstances unique to every facility. In addition, the Company will provide full service turn-key construction services for the facility depending on a client’s needs, or simply provide project management services for a particular project.

Trademarks

We have two registered trademarks and one pending trademark with the United States Patent and Trademark Office, which include FirstForm®, PrimePlay® and TerraSportTM respectively. Since TerraSportTM has been released and is currently being marketed, the Company is seeking a registered trademark for this product.

We also believe we have certain common law rights with respect to the prior and continued usage of the names “Replicated Grass” and “Organite”.

Replicated Grass is our signature synthetic turf product.

Service Mark

The Company’s service mark is “Building the Best Comes First”, which stands for the Company’s commitment to research and development as well as quality workmanship.

Employees

We have 10 full time employees. Additionally, the Company employs 22 independent contractors, including 20 contract employees for sales and two for accounting and investor relations services. None of our employees are represented by a labor union.

Properties

Our principal office is located at 1020 Cedar Avenue, Suite 230 St. Charles, IL 60174. This office has approximately 1,400 sq. ft. office space rented at a rate of $1,367 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Where You Can Find More Information

Our website address is www.firstform.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at https://sportsfieldholdingsinc.com/news-%2F-events. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO OUR COMPANY

WE ARE NOT YET PROFITABLE AND MAY NEVER BE PROFITABLE.

Since inception through December 31, 2017, Sports Field has raised approximately $10,593,909 in capital. During this same period, we have recorded net accumulated losses totaling $15,823,096. As of December 31, 2017, we had a working capital deficit of $4,491,915. Our net losses for the two most recent fiscal years ended December 31, 2017 and 2016 have been $1,865,516 and $3,688,062, respectively. Our ability to achieve profitability depends upon many factors, including the ability to develop and commercialize products. There can be no assurance that we will ever achieve profitable operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS.

As reflected in the financial statements, we have received a going concern opinion from our auditors. As of December 31, 2017, the Company has cash of $281,662 and a working capital deficit of $4,491,915. Furthermore, the Company had a net loss and net cash provided from operations of ($1,865,516) and $444,406, respectively, for the year ended December 31, 2017, and an accumulated deficit totaling $15,823,096. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern or complete some or all of its projects.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

WE HAVE A LIMITED OPERATING HISTORY.

We have been in existence for approximately five years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to cease operations.

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

WE DEPEND ON OUR CHIEF EXECUTIVE OFFICER AND THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of Jeromy Olson, Chief Executive Officer. Though no individual is indispensable, the loss of the services of Mr. Olson could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the life of Mr. Olson.

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

WE COMPLETED A DEBT FINANCING WHICH IS secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.

In July 2016, we entered into the Loan Agreement with Genlink, pursuant to which Genlink made available to the Company a Revolving Loan. Pursuant to the Loan Agreement, the Company issued the Genlink Note up to an aggregate principal amount of One Million Dollars ($1,000,000), of which the Company has borrowed $1,000,000 to date, which is payable on December 20, 2017. Additionally, pursuant to the Loan Agreement, the Company and Genlink entered into the Security Agreement, pursuant to which the Company granted Genlink a senior security interest in substantially all of the Company’s assets as security for repayment of the Revolving Loan. In the event of the Company’s failure to make payments or to otherwise comply with the terms of the Revolving Loan under the Security Agreement or the Genlink Note, Genlink can declare a default and seek to foreclose on the Company’s assets. If the Company is unable to repay or refinance such indebtedness it may be forced to cease operations and the holders of the Company’s securities may lose their entire investment. In December 2017, this Loan Agreement was extended through January 25, 2019 and converted to a term loan bearing interest at 15% with monthly payments of $20,833 in principal plus interest with a balloon payment of $729,167 due on the maturity date. The Company incurred $10,000 in debt issuance costs as part of the modification which are recorded as debt discount and amortized over the agreement. Debt discount at December 31, 2017 is $10,000.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements. As a result, our management has concluded that as of December 31, 2017, we have material weaknesses in our internal control procedures and our internal control over financial reporting was ineffective.

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

PENDING AND THREATENED CLAIMS.

Claims have been brought or threatened against the Company, and additional legal claims may arise from time to time. The Company may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlement or damages that could significantly impact the Company’s business, financial conditions, results of operations and reputation. Please see the further discussion in “Legal Proceedings” and Note 11 in the accompanying consolidated financial statements.

PENDING AND THREATENED CLAIMS RELATING TO DEFAULT UNDER THE COMPANY’S OUTSTANDING NOTES.

As described in the notes to the Company’s consolidated financial statements, the Company was not compliant with the repayment terms of some of its notes. The Company is currently conducting good faith negotiations with the relevant note holders to further extend the maturity dates, however, there can be no assurance that any such extensions will be granted. At this time, no further action has been taken by the respective note holders in connection with the Company’s noncompliance with the repayment terms of the notes. It is possible that the Company’s results of operations, cash flows or financial position could be materially adversely affected by any unfavorable outcome or settlement of this matter. Additionally, resolution of this matter, through litigation or otherwise, may require significant expenditures of time and other resources. To the extent that litigation is pursued as a means of resolving this matter, litigation is inherently uncertain, and the Company could experience significant adverse results, including but not limited to adverse publicity surrounding the litigation and significant reputational harm.

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

Design-build is increasingly being used as a method of project delivery as it provides the owner with a single point of responsibility for both design and construction. We generally do not subcontract design responsibility as we have our own architects and engineers in-house. In the event of a design error or omission causing damages, there is risk that the subcontractor or their errors and omissions insurance would not be able to absorb the liability. In this case, we may be responsible, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Currently, there are approximately 11,000 synthetic turf fields installed in the U.S. and approximately 1,000 new fields installed every year, according to the Synthetic Turf Council. Given that there are approximately 50,000 colleges and high schools in the U.S. with athletic programs, in so far as athletic fields are concerned, at some point in the future, saturation will slow the growth of the industry. If we meet a lower demand for our products and services than we are expecting, our business results and operations and financial condition are likely to be materially adversely affected. Moreover, overall demand for synthetic turf products and services in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by schools and municipalities in need of synthetic turf products or otherwise. This may reflect a saturation of the market for synthetic turf. To the extent that there is a slowdown in the overall market for synthetic turf, our business, results of operations and financial condition are likely to be materially adversely affected.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a highly competitive business and we might not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock and 20,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities that you purchase in at or above the price you paid for such securities. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 1020 Cedar Avenue, Suite 230 St. Charles, IL 60174. This office has approximately 1,400 sq. ft. office space rented at a rate of $1,367 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

Except as set forth below, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.

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

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company is obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company is obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client is obligated to release from escrow a retainage amount of $110,000. During construction, the Company’s insurance company is obligated to release from escrow funds to cover the expected construction costs of $370,000; the remediation will be entirely funded with insurance proceeds.

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of December 31, 2017, the outstanding balance on this obligation was $0.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2017 and 2016 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2017	High	Low
First Quarter (January 1 – March 31)	$0.49	$0.25
Second Quarter (April 1 – June 30)	$0.50	$0.25
Third Quarter (July 1 – September 30)	$0.50	$0.27
Fourth Quarter (October 1 – December 31)	$0.50	$0.30

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$1.48	$0.11
Second Quarter (April 1 – June 30)	$1.45	$0.35
Third Quarter (July 1 – September 30)	$0.75	$0.31
Fourth Quarter (October 1 – December 31)	$0.49	$0.23

(b) Holders of Common Equity

As of March 31, 2018, there were 238 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

Issuance of Common Stock in Exchange for Services

During the period January 1, 2017 through December 31, 2017, the Company issued 130,466 shares of its common stock at a fair value of $55,433 to a consultant pursuant to his agreement with the Company and service in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 95,000 shares of common stock to three sales consultants, for services rendered at a fair value of $35,200. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 40,000 shares of common stock to NexPhase Global, a consulting firm owned in part by Mr. Olson, for services rendered at a fair value of $17,000. The shares were valued based upon the quoted closing trading price on the date of issuance.

On July 27, 2017, the Company issued 40,000 shares of its common stock at a fair value of $16,800 to a firm to provide investor relations and services in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 7,500 shares of its common stock at a fair value of $3,000 to an employee for services. The shares were valued based upon the quoted closing trading price on the date of issuance.

Issuance of Stock Options for Services

On May 15, 2017, the Company issued 200,000 common stock options to a board member for his services at a fair value of $4,015. The options vest ratably over a two-year period and have a $1 strike price.

On July 11, 2017, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $13,286. The options immediately vested and have a $0.35 strike price.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Statements of Operations for the Years Ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016

Revenue	$7,045,892	$3,225,277
Gross profit	$1,091,962	$311,533
Operating expenses	$(2,821,994)	$(3,474,349)
Loss from operations	$(1,730,032)	$(3,162,816)
Other income (expense)	$(135,484)	$(525,246)
Net loss	$(1,865,516)	$(3,688,062)
Loss per common share - basic and diluted	$(0.11)	$(0.23)

Revenue

Revenue was $7,045,892 for the year ended December 31, 2017, as compared to $3,225,277 for the year ended December 31, 2016, an increase of $3,820,615. The substantial increase in revenue was primarily due to contracts entered into during prior year that had substantial work completed during 2017.

Gross Profit

The Company generated a gross profit of $1,091,962, resulting in a gross profit margin of 15.5%, during the year ended December 31, 2017 as compared to a gross profit of $311,533 and a gross profit margin of 9.7% during the year ended December 31, 2016. Gross profit percentage increased from 9.7% for the year ended December 31, 2016 to 15.5% for the year ended December 31, 2017 due to improved gross margins on project bids, implementation quality and timeliness as well as enhanced project performance. During the prior periods, projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, accounting, financial services, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 18.8% during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The overall $652,355 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in stock-based compensation expense of $640,357. The decrease was in part due to converting outside consultants into employees on regular salary and wages, and otherwise reducing the number of outside consultants getting stock compensation.

●	The Company also reduced the use of independent contractors during 2017, which saved $168,628 over 2016 costs.

●	A decrease of research and development expenses of $89,017. During 2017 the Company focused more on revenue generating projects versus research and development work.

●	A decrease in warranty costs of $178,095. A substantial amount of the warranty costs incurred during the year ended December 31, 2016 related to subgrade infill materials used on a 2015 project. The Company has implemented policies and procedures to avoid these costs in the future, including but not limited to product improvement, change of suppliers, new field personnel, improved subcontractor agreements and product warranties, improved project and supply chain management and quality control, and use of insurance proceeds

These operating expense decreases were partially offset by the following expense increases:

●	An increase in salaries and wages related to hiring outside consultants and converting such individuals into employees of $241,367.

 Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable and the gain or loss on the derivative.

Other income (expenses), net for the year ended December 31, 2017, were $(135,484), as compared to $(525,246) for the year ended December 31, 2016. For the year ended December 31, 2017 other income (expenses) consisted of $(284,740) in interest expense, a gain on the change in the value of the derivative of $120,100 and miscellaneous income of $29,516. For the year ended December 31, 2016 other income (expenses) consisted of $(484,587) in interest expense, a loss on extinguishment of debt of $(45,000) and miscellaneous income of $4,341.

Net Loss

The net loss for the year ended December 31, 2017 was $(1,865,516), or a basic and diluted loss per share of $(0.11), as compared to a net loss of $(3,688,062), or a basic and diluted loss per share of $(0.23), for the year ended December 31, 2016. The decrease in the loss compared to the prior year is primarily attributable to the decrease in operating expenses and increasing gross profit and revenues.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017, compared to December 31, 2016:

	December 31, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$893,508	$693,613	$199,895
Current Liabilities	$5,385,423	$4,263,354	$1,122,069
Working Capital (Deficit)	$(4,491,915)	$(3,569,741)	$(922,174)

At December 31, 2017, we had a working capital deficit of $(4,491,915) as compared to working capital deficit of $(3,569,741) at December 31, 2016, a working capital deficit increase of $922,174.

Summary Cash flows for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	$444,406	$(2,266,721)
Net cash used in investing activities	$-	$-
Net cash provided by (used in) financing activities	$(178,132)	$2,220,709

Cash Provided by (Used in) Operating Activities

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

The adjustments for the non-cash items decreased from the year ended December 31, 2016 to the year ended December 31, 2017 due primarily to decreases in amortization of debt issuance costs and debt discount, decrease in loss on extinguishment of debt and a reduction in stock compensation to employees and consultants partially offset by a loss on the change in value of the derivative. In addition, the net increase in cash from changes in working capital activities from the year ended December 31, 2016 to the year ended December 31, 2017 primarily consisted of an increase in accounts payable and billings in excess of costs partially offset by an increase in accounts receivable.

Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the year ended December 31, 2017 and 2016 was $(178,132) and $2,220,709, respectively. During the year ended December 31, 2017, the Company had the following financing transactions: (i) debt issuance costs of ($10,000); and (ii) repayment promissory notes of ($168,132). During the year ended December 31, 2016, the Company had the following financing transactions: (i) received $150,000 in gross proceeds from the issuance of convertible notes and repaid $(150,000) towards convertible notes; (ii) received $1,100,000 in gross proceeds from the issuance of promissory notes and repaid $(426,198) in promissory notes; (iii) received $1,591,407 in net proceeds from common stock subscriptions; and iv) paid $(44,500) in debt issuance costs.

Going Concern

As reflected in the accompanying consolidated financial statements, as of December 31, 2017, the Company had a working capital deficit of $4,491,915. Furthermore, the Company incurred net losses of approximately $1.9 million for the year ended December 31, 2017 and $3.7 million for year ended December 31, 2016, and had an accumulated deficit of $15,823,096 million at December 31, 2017. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We expect that for the next 12 months, our operating cash burn will be approximately $2 million, excluding repayments of existing debts in the aggregate amount of $1.8 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; operating expenses; working capital needs; expanding our sales team and business development opportunities; developing a marketing program; warranty and other post-implementation services; and hiring and training construction and administrative staff; as well as the extent to which our brand and construction services gain market acceptance and our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

To date, we have funded our operational short-fall primarily through private offerings of common stock, convertible notes and promissory notes, billings in excess of costs, our line of credit and factoring of receivables. The Company believes it has potential financing sources in order to raise the capital necessary to fund operations through fiscal year end 2018.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Company and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $44,500 for entering into the Credit Agreement. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date hereof is $1,000,000. In December 2017, this Credit Agreement was extended through January 25, 2019 and converted to a term loan bearing interest at 15% with monthly payments of $20,833 in principal plus interest and a balloon payment of $729,167 due at maturity on January 25, 2019. The Company incurred $10,000 in debt issuance costs as part of the modification which are recorded as debt discount and amortized over the agreement. Debt discount at December 31, 2017 is $10,000.

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

Additionally, even if we raise sufficient capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. The Company continues to work on its currently contracted jobs and anticipates recognizing that revenue and increasing its gross margin on these current projects, however, there can be no assurance that higher sales volume and increasing margins will indefinitely continue into the foreseeable future.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to meet its total liabilities of $6,135,423 million at December 31, 2017, and to continue as a going concern is dependent upon the availability of future funding, continued growth in sales along with increased profitability on sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of December 31, 2017, and December 31, 2016, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the year ended December 31, 2017, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2017.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. The Company does not have a functioning audit committee.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report herein.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 31, 2018:

Name	Age	Position	Officer and/or Director Since

Jeromy Olson	48	Chairman, Chief Executive Officer and Director	2014

Tracy Burzycki	47	Director	2015

Glenn Appel	46	Director	2015

Glenn Tilley	56	Director	2016

Tom Minichiello	59	Director	2017

Jeromy Olson, Chief Executive Officer, Chairman, Director

Mr. Jeromy Olson, age 48, combines over 20 years in senior management as well sales and sales training. Mr. Olson is currently an owner of NexPhase Global, a sales management and consulting firm that he founded in 2013. From 2012 to 2013, Mr. Olson was Vice President of Sales and Marketing for Precision Plating Inc., a company involved in precious metal fabrication. From 2007 to 2012, Mr. Olson was Area Sales Manager for Beckman Coulter, a Clinical Diagnostic company that focused on hospital laboratory equipment manufacturing.

Mr. Olson has an undergraduate degree from Northern Illinois University.

The Board believes that Mr. Olson’s extensive experience in management, talent acquisition and development, sales strategy and implementation and market analysis will be critical in supporting the Company’s growth plans. Additionally, the Board believes that Mr. Olson’s combination of financial reporting, predictive modeling and complex forecasting experience will be of great value to the Company as it continues to grow.

Tracy Burzycki, Director

Ms. Tracy Burzycki, age 47, brings over 15 years of experience in sales management, strategic planning, market evaluation and market penetration, following an eight-year career as a scientist. From 2000 through 2016, Ms. Burzycki has held various positions with Beckman Coulter, a company that develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing, where she was the Director, National Sales and Global Accounts from July 2011 through December 2014 and was the Director, Americas Sales-Life Sciences until 2016. Since 2016, Ms. Burzycki has been the V.P. of U.S. Sales for Leica Biosystems, a medical devices company that develops and supplies clinical diagnostics to the pathology market. Leica Biosystems is also a research, instrument, and medical device company as well as a division of Danaher Corporation.

She has an undergraduate degree from the University of Connecticut and an MBA from Columbia University – Columbia Business School.

The Board believes that Ms. Burzycki’s extensive experience in sales management, strategic planning, market evaluation and market penetration will enable the Company to accelerate its growth in several key areas.

Glenn Appel, Director

Mr. Appel, age 46, is the current Chief Executive Officer and President of Campania International, Inc. (“Campania”), one of the preeminent suppliers of garden elements in North America. For the last eleven years, as the Chief Executive Officer and President of Campania, Mr. Appel has fostered exceptional sales growth and constructed a highly effective management team. Prior to joining Campania, Mr. Appel held various management positions with Crayola, LLC. Mr. Appel has an undergraduate degree from Lehigh University and an MBA from Columbia University.

In evaluating Mr. Appel’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his expertise in human resources and business execution, as well as his extensive experience as Chief Executive Officer and President of Campania International.

Glenn Tilley, Director

Mr. Tilley, age 56, combines over 30 years of experience in Sports Management and Sports and Entertainment Marketing leadership roles. Currently, Mr. Tilley is the Founder and CEO of The Champions Network, a business acceleration firm with a focus in the sports and health and wellness space. Previously, he was CEO of Ripken Baseball from 2010 to 2014, a baseball management and sports marketing firm where he established and expanded The Ripken Brand on a national level. Previous to his role at Ripken Baseball, Mr. Tilley, as President and CEO of Becker Group from 2001 to 2009, led the transformation of the firm into an international success as a leading entertainment and experiential marketing firm with clients such as The Walt Disney Company, Warner Brothers, The Discovery Channel, The Taubman Company, Simon Properties, and Westfield Properties. Before being promoted to President and CEO, Mr. Tilley was Vice President of Sales for Becker Group from 1992 through 2000. Previous to his role at Becker Group, Mr. Tilley was an executive at Sports Management firms Shapiro and Robinson and Eastern Athletic Services that represented and managed professional athletes in professional baseball and professional football.

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

Tom Minichiello, Director

Tom Minichiello, age 59, is currently Senior Vice President, Chief Financial Officer, Treasurer, and Secretary for Westell Technologies, positions he has held since July, 2013. He is responsible for finance, information technology, human resources, legal, contract administration, real estate, and corporate communications. Prior to Westell, Mr. Minichiello was interim Chief Financial Officer for Tellabs and served in various other positions including Vice President of Finance and Chief Accounting Officer, Vice President of Financial Operations, Vice President of Finance for North America, Director of Finance for all product divisions, and Controller for the Optical Networking Group from March 2001 to July, 2013. Minichiello also served in leadership roles at Andrew Corporation and held financial management and audit positions at Phelps Dodge, Otis Elevator, and United Technologies. He began his career at Sterling Drug. Mr. Minichiello serves on the Governing Body for the Evanta Chicago CFO Executive Summit. He was a Panelist for the 2016 Finance Transformation Summit in Dallas, and previously was an Advisory Board Member for Back on My Feet Chicago and a Board Member for the Tellabs Foundation.

Mr. Minichiello holds a Master of Business Administration degree in Entrepreneurship and Operations Management from DePaul University, a Master of Science in Accounting from the University of Hartford, and a Bachelor of Arts in Economics from Villanova University. He is a Certified Public Accountant.

In evaluating Mr. Minichiello’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his experience as a Chief Financial Officer, Treasurer and Secretary and his financial knowledge and expertise.

Key Employees

John Rombold, Director of Project Management

Mr. John Rombold, age 47, combines over 20 years of experience in Construction Management including a 10 year career in Athletic Field Construction. Previously, he had been involved in 4 companies in the Commercial Construction Industry holding positions including Director of Construction, Project Manager, Operations Manager, and Sales Engineer. From 2014 through 2016, Mr. Rombold was the Operations Manager for Northeast Turf, a Synthetic Turf Installation company. From 2007 to 2012, he held roles of Director of Construction and Project Manager for ProGrass LLC, a company involved in the construction of Athletic Facilities. From 2002 to 2006, he was a Construction Manager for the 84 Lumber Company, a Retail Company that focused on Building Materials. Previously, he held several positions of increasing responsibility with the General Electric Company. Mr. Rombold is currently an ASBA Certified Field Builder for Synthetic Turf, a LEED Green Associate, and a Licensed Pennsylvania Real Estate Agent. He is also a member of the Pittsburgh Green Building Alliance. He has an undergraduate degree in Business Administration from Clarion University of Pennsylvania.

Scott Douglas Allen, Director of Architecture & Engineering

Mr. Scott Douglas Allen, AIA NCARB, age 46, combines over 23 years of experience in the Architecture / Engineering / Construction Industry, including 10 years in senior management positions. In addition to his current, Director of Architecture & Engineering for FirstForm Inc., Mr. Allen has been Managing Principal at S|D|A Architects from 2005 to 2016 and is also currently a partner at SDA/3 Properties Realty Group. Concurrent to that experience, Mr. Allen performed as an Engineering Instructor for 5 years at Pennsylvania State University. Previous to his position with S|D|A Architects & Penn State University, Mr. Allen worked as an Architectural Project Manager for various A/E companies from 1996–2005, most notably, the world renowned and awarding winning firm of Bohlin Cywinski Jackson. Mr. Allen complemented his design and engineering background with onsite construction experience from 1988–1995.

Mr. Allen has an Associate of Specialized Technology Degree from Johnson College and a Professional Bachelor or Architecture Degree from the University of Kansas.

Jacques Roman, Director of Sales

Mr. Roman, age 32, combines over 10 years of experience in the sports construction and synthetic turf industry. Previously to joining, Mr. Roman worked for various industry competitors, including Hellas Construction, directing and managing numerous public and private projects throughout the country, including High School, NCAA and NFL organizations. Mr. Roman attended Appalachian State University, where he was a three-time National Champion, four-time Conference Champion, and three-time First Team All-American on the Appalachian State Football Team.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of five members: Mr. Jeromy Olson, Ms. Tracy Burzycki, Mr. Glenn Appel, Mr. Glenn Tilley and Mr. Minichiello. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Ms. Burzycki, Mr. Appel, Mr. Minichiello and Mr. Tilley are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

At the present time, the board of directors has not established an audit, a compensation or a nominating and corporate governance committee. The functions of those committees are being undertaken by the board of directors as a whole. In addition, none of the Company’s directors is an “audit committee financial expert”. It is the board of directors’ desire and intent to establish such committees as soon as practicable.

The Company does not have a policy regarding the consideration of any director candidates which may be recommended by the Company’s stockholders.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely, except that Mr. Minichiello failed to timely file a Form 4 with respect to the options to purchase 200,000 shares of the Company’s Common Stock issued on July 15, 2017 and Mr. Olson failed to timely file a Form 4 with respect to the 20,000 shares of the Company’s Common Stock issued pursuant to the NexPhase Global consulting agreement for 2017 and the options to purchase 25,000 shares of the Company’s Common Stock issued on March 31, 2017.

Code of Ethics

The Company does not currently maintain a Code of Ethics due to the fact that it is in the start-up stage of its operations, but plans to adopt one in the near future.

Item 11. Executive Compensation.

The following table provides each element of compensation paid or granted to our sole Executive officer, for service rendered during the fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeromy Olson(2) (5)	2017	$120,000	$0	$8,500	$33	$0	$0	$0	$128,533
Chief Executive Officer(1)(6)	2016	$120,000	$0	$275,000	$30	$0	$0	$0	$395,030

1.	Mr. Olson was appointed Chief Executive Officer of the Company on September 18, 2014. NexPhase Global, a consulting firm owned in part by Mr. Olson, invoices the Company $20,000 per month, $10,000 of which pertains to consulting services, and the other $10,000 pertains to Mr. Olson’s services as the Chief Executive Officer of the Company. The NexPhase consulting agreement was terminated on October 1, 2017.

2.	Represents the fair value as of the grant dates of (i) 20,000 shares of the Company’s Common Stock issued during the year ended December 31, 2017 pursuant to the NexPhase Global consulting agreement; and (ii) 250,000 shares of the Company’s Common Stock issued on January 1, 2016, each computed in accordance with FASB ASC Topic 718.

3.	Represents the grant date fair value computed in accordance with FASB ASC Topic 718. NexPhase Global was issued 50,000 shares of common stock at the onset of the consulting agreement and will receive 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The NexPhase consulting agreement was terminated on October 1, 2017.

4.	Represents the grant date fair value of (i) fully vested qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 issued in March 2017; (ii) fully vested qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 issued in November, 2016; and (iii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 in November, 2016, which vested on December 31, 2016, each computed in accordance with FASB Topic ASC 718.

5.	On November 3, 2016, the Board, pursuant to the Mr. Olson’s Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016, (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016 and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were issued in the first quarter of 2017.

6.	On November 3, 2016, the Board, pursuant to the NexPhase Global consulting agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. NexPhase Global is due additional option grants pursuant to the consulting agreement, however, those grants were deferred until 2017 to comply with the terms of the issuance of incentive options in the 2016 Plan. The NexPhase consulting agreement was terminated on October 1, 2017.

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

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2017 for our continuing named executive officer, no adjustments were made to the base salary of our named executive officer as the board determined, in its independent judgment and without reliance on any survey data, that existing base salary for our executive officer, provided sufficient fixed compensation for retention purposes.

Outstanding Equity Awards at December 31, 2017

The following table provides information on the holdings of stock awards by Mr. Olson at fiscal year-end 2017, including unexercised stock options.

Outstanding Equity Awards at Fiscal Year-End 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exercise date
Jeromy Olson(1)	287,500	0	0	$1.50 to $1.75	October 2021

1.	Represents 200,000 stock options issued and outstanding to Mr. Olson that are scheduled to vest in October 2021. Also represents one-half of 175,000 stock options issued to NexPhase Global pursuant to the NexPhase Global arrangement. NexPhase Global is a consulting firm owned in part by Mr. Olson.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2017:

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tracy Burzycki	$1,000	—	$0	—	—	—	$1,000
Glenn Appel	$1,000	—	$0	—	—	—	$1,000
Glenn Tilley	$1,000	—	$0	—	—	—	$1,000
Tom Minichiello(2)	—	—	$4,015	—	—	—	$4,015

1.	This column reports the amount of cash compensation earned in 2017 for board service.

2.

Tom Minichiello was appointed as a director on May 15, 2017. Mr. Minichiello received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at a rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first full fiscal quarter in which Mr. Minichiello serves in his capacity as Director in 2017.

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

 On May 15, 2017, the Company entered into a director agreement (“Minichiello Director Agreement”) with Tom Minichiello, concurrent with Mr. Minichiello’s appointment to the Board of Directors of the Company (the “Board”) effective May 15, 2017. The Minichiello Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Minichiello is re-elected to the Board. Pursuant to the Director Agreement, Mr. Minichiello is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Minichiello shall receive non-qualified stock options (the “Options”) to purchase up to Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the first full fiscal quarter in which Mr. Minichiello serves in his capacity as Director in 2017.

Employment Agreements

Jeromy Olson, Chief Executive Officer

On September 18, 2014, Sports Field Holdings, Inc. (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Mr. Jeromy Olson pursuant to which Mr. Olson will serve as the Company’s Chief Executive Officer, effective September 19, 2014. Under the terms of the Employment Agreement, Mr. Olson shall have such duties, responsibilities and authority as are commensurate and consistent with the position of Chief Executive Officer of a public company. The term of the Employment Agreement is for forty months (the “Initial Term”), provided however, that in the event that neither party has provided the other party with written notice by the date that is sixty days prior to the last day of the Initial Term or, if applicable, the Renewal Term (as hereinafter defined), of such party’s intent that the Employment Agreement terminate immediately upon expiration of such term, then the Employment Agreement shall be extended for subsequent twelve-month terms (each a “Renewal Term”).

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016, (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016 and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were to have been issued in the first quarter of 2017.

Pursuant to the merger clause set forth in Section 13(a) of the Employment Agreement, all prior agreements between Mr. Olson and the Company, including that certain Consulting Agreement dated August 29, 2014, are superseded by the Employment Agreement and are of no further effect.

Pursuant to section 3 of the Employment Agreement, Mr. Olson’s employment term was automatically renewed and will expire on January 19, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2018 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Sports Field Holdings, Inc., at 1020 Cedar Ave, Suite 200, St. Charles, IL 60174.

The following table assumes 17,424,714 shares are outstanding as of April 2, 2018.

Name and Address of Beneficial Owner	Outstanding Common Stock	Percentage of Ownership of Common Stock
5% Beneficial Shareholders
One Equity Research, LLC	770,739	4.5%
Officers and Directors
Jeromy Olson(1)	1,105,000	6.3%
Tracy Burzycki(2)	200,000	1.1%
Glenn Appel(2)	200,000	1.1%
Glenn Tilley(2)	200,000	1.1%
Tom Minichiello(3)	75,000	0.4%

Officers and Directors as a Group (5 persons)	1,780,000	10.2%

*	denotes less than 1%.

(1)	Represents (i) 655,000 shares of common stock, (ii) 150,000 shares of common stock underlying vested options with an exercise price of $1.50 per share, (iii) 150,000 shares of common stock underlying vested options with an exercise price of $1.75 per share and (iv) 150,000 shares of common stock underlying vested options with an exercise price of $2.50 per share

(2)	Represents 200,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

(3)	Represents 75,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. We currently have 17,403,527, shares of common stock issued and outstanding.

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

Warrants

As of March 31, 2018, there are 679,588, outstanding warrants to purchase our common shares. The warrants are exercisable for a term ranging from 1 to 3.5 years with an exercise price range of $1.00 - $1.10.

Options

There are 1,297,500 outstanding options to purchase our securities.

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

The 2016 Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the 2016 Plan. The 2016 Plan is currently being administered by the Board but it is intended for the Compensation Committee to administer the 2016 Plan as soon as practicable.

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

As of December 31, 2017, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders under the Plan	287,500	$1.62	1,825,000

Equity compensation plans not approved by security holders	630,000	$1.02	-

Total	1,305,000	$1.21	1,825,000

(1)	Excludes shares of restricted stock issued under the Plan.

Item 13. Certain Relationships and Related Transactions.

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. Consulting expenses pertaining to the firm’s services were $177,000 for the year ended December 31, 2017. Included in consulting expense for the year ended December 31, 2017 were 40,000 shares of common stock valued at $17,000. For years ended December 31, 2017 and 2016, NexPhase earned sales commissions of $74,517 and $79,211, respectively, and had accounts payable from the Company of $134,992 and $66,557, respectively. Consulting expenses pertaining to the firm’s services were $248,413 for the year ended December 31, 2016. Included in consulting expense for the year ended December 31, 2016 were 40,000 shares of common stock valued at $27,800 issued to NexPhase Global. The NexPhase consulting agreement was terminated on October 1, 2017.

On May 7, 2015, the Company issued an unsecured promissory note in the principal amount of $150,000 (the “Tilley Note”) to Glenn Tilley. The Tilley Note pays interest equal to 9% of the principal amount of the Tilley Note, payable in one lump sum. On March 31, 2016, Mr. Tilley entered into a letter agreement whereby, effective as of February 1, 2016, Mr. Tilley waived any and all defaults that may or may not have occurred prior to the date thereof (the “Waiver”). As consideration for the Waiver, the Company issued Mr. Tilley an additional 15,000 shares of the Company’s common stock. The principal amount of the Tilley Note increased from $150,000 to $163,500 as the initial interest amount, $13,500 as of February 1, 2016, was added to the principal amount of the Tilley Note. Pursuant to the Waiver, the maturity date of the Tilley Note was extended to July 1, 2016, and the Tilley Note shall pay interest as of February 1, 2016, at a rate of 9% per annum, payable in one lump sum on July 1, 2016 (the “Maturity Date”). On October 21, 2016, Glenn Tilley entered into a letter agreement whereby, effective as of August 1, 2016, Glenn Tilley waived any and all defaults that may or may not have occurred prior to the date thereof (the “Second Waiver”). As consideration for the Second Waiver, the Company issued Glenn Tilley an aggregate of 30,000 shares of the Company’s common stock. The principal amount on the Tilley Note increased from $163,500 to $170,858 as the accrued interest amount, $7,358 as of August 1, 2016, was added to the principal amount of the Tilley Note. The maturity date of the Tilley Note was extended to January 1, 2017 and the Tilley Note shall pay interest as of August 1, 2016 at a rate of 15% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from August 9, 2016 through January 1, 2017, the Tilley Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Tilley Note conversion after January 1, 2017, the Tilley Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Tilley Note remained the same.

Mr. Tilley was appointed as a director of the Company on January 4, 2016. As of December 31, 2017, $170,857 was outstanding under the Tilley Note, plus accrued interest of $ 36,973.

Policy on Approving Related Party Transactions

At present, there is no written policy on approving Related Party Transactions, which is a material weaknesses in our internal controls.

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

Tom Minichiello

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Services	2017	2016

Audit Fees	$50,500	$44,500

Audit - Related Fees	-	-

Tax fees	$5,000	$5,000

All Other Fees – Review of S-1	-	6,900

Total	$55,500	$56,400

The Company has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to the fees paid by the Company to the principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated January 29, 2015, between the Company and Tracy Burzycki (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

Exhibit No.	Description

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement*

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-k filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22	Settlement Agreement, dated January 26, 2018, between the Company and Montreat College.*

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC. *

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC.*

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: April 2, 2018	By:	/s/ Jeromy Olson
Name: Jeromy Olson
Title: Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer and Financial Officer), Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeromy Olson	Chief Executive Officer	April 2, 2018
Jeromy Olson	(Principal Executive Officer and Principal Accounting and Financial Officer), Chairman of the Board

/s/ Tracy Burzycki	Director	April 2, 2018
Tracy Burzycki

/s/ Glenn Appel	Director	April 2, 2018
Glenn Appel

	Director	April 2, 2018
Glenn Tilley

/s/ Tom Minichiello	Director	April 2, 2018
Tom Minichiello

SPORTS FIELD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

SPORTS FIELD HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sports Field Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sports Field Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2013.

Somerset, New Jersey

April 2, 2018

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$281,662	$15,388
Accounts receivable	53,229	354,159
Costs and estimated earnings in excess of billings	204,610	75,624
Inventory	256,884	110,000
Prepaid expenses and other current assets	97,123	138,442
Total current assets	893,508	693,613

Property, plant and equipment, net	6,138	10,193
Deposits	2,090	2,090

Total assets	$901,736	$705,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,120,937	$1,872,981
Billings in excess of costs and estimated earnings	1,186,562	374,916
Provision for estimated losses on uncompleted contracts	34,768	66,079
Promissory notes, net of debt discount	267,788	1,052,410
Derivative liability	84,200	204,300
Convertible notes payable	691,168	692,668
Total current liabilities	5,385,423	4,263,354

Promissory notes, net of current portion and debt discount	750,000	-
Total liabilities	6,135,423	4,263,354

Commitments and Contingencies

Stockholders’ deficit
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 17,403,527 and 17,074,470 issued and outstanding as of December 31, 2017 and 2016, respectively	174	171
Additional paid in capital	10,593,735	10,404,451
Common stock subscription receivable	(4,500)	(4,500)
Accumulated deficit	(15,823,096)	(13,957,580)
Total stockholders’ deficit	(5,233,687)	(3,557,458)

Total liabilities and stockholders’ deficit	$901,736	$705,896

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenue
Contract revenue	$7,045,892	$3,225,277
Total revenue	7,045,892	3,225,277

Cost of sales
Contract cost of sales	5,953,930	2,913,744

Gross profit	1,091,962	311,533

Operating expenses
Selling, general and administrative	2,816,059	3,334,396
Research & development	1,880	90,897
Depreciation	4,055	4,056
Separation expense	-	45,000
Total operating expenses	2,821,994	3,474,349

Loss from operations	(1,730,032)	(3,162,816)

Other income (expense), net
Interest, net	(284,740)	(484,587)
Loss on extinguishment of debt	-	(45,000)
Miscellaneous income	29,156	4,341
Change in fair value of derivative	120,100	-
Total other income (expense), net	(135,484)	(525,246)

Loss before income taxes	(1,865,516)	(3,688,062)

Provision for income taxes	-	-

Net loss	$(1,865,516)	$(3,688,062)

Net loss per common share, basic and diluted	$(0.11)	$(0.23)

Weighted average common shares outstanding, basic and diluted	17,417,430	16,128,804

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2015	-	$-	13,915,331	$138	$7,773,184	$(4,500)	$(10,269,518)	$(2,500,696)

Shares issued for services	-	-	1,293,944	14	925,201	-	-	925,215
Shares issued in an offering- net proceeds	-	-	1,715,195	18	1,591,389	-	-	1,591,407
Stock options issued for services	-	-	-	-	141,204	-	-	141,204
Shares issued with convertible promissory notes	-	-	35,000	-	30,637	-	-	30,637
Shares issued with convertible promissory note amendments	-	-	115,000	1	79,499	-	-	79,500
Derivative liability - convertible promissory note	-	-	-	-	(204,300)	-	-	(204,300)
Beneficial conversion feature					67,637			67,637
Net loss	-	-	-	-	-	-	(3,688,062)	(3,688,062)
Balance, December 31, 2016	-	-	17,074,470	171	10,404,451	(4,500)	(13,957,580)	(3,557,458)

Shares issued for services	-	-	312,966	3	155,430	-	-	155,433

Stock compensation	-	-	-	-	30,607	-	-	30,607

Conversion of Principle and Interest to Common Stock	-	-	16,091	0	3,247	-	-	3,248
Net loss	-	-	-	-	-	-	(1,865,516)	(1,865,516)
Balance, December 31, 2017	-	$-	17,403,527	$174	$10,593,735	$(4,500)	$(15,823,096)	$(5,233,687)

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,865,516)	$(3,688,062)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4,055	4,056
Change in fair value of derivative	(120,100)	-
Amortization of debt discount	30,090	245,814
Loss on extinguishment of debt	-	45,000
Common stock and options issued to consultants and employees	173,998	961,386
Changes in operating assets and liabilities:
Accounts receivable	300,930	(202,991)
Prepaid expenses	166,778	71,643
Inventory	(146,884)	(110,000)
Accounts payable and accrued expenses	1,249,706	34,092
Costs and estimated earnings in excess of billings	(128,986)	61,392
Billings in excess of costs and estimated earnings	811,646	374,916
Provision for estimated losses on uncompleted contracts	(31,311)	(63,967)
Net cash provided by (used in) in operating activities	444,406	(2,266,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible notes	-	150,000
Repayments of convertible notes	-	(150,000)
Debt issuance costs	(10,000)	(44,500)
Proceeds of promissory notes	-	1,100,000
Repayments of promissory notes	(168,132)	(426,198)
Proceeds from common stock subscriptions	-	1,591,407
Net cash (used in) provided by financing activities	(178,132)	2,220,709

Increase (decrease) in cash	266,274	(46,012)
Cash, beginning of year	15,388	61,400

Cash, end of year	$281,662	$15,388

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$153,647	$115,015
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$113,420	$94,706
Debt discount - beneficial conversion feature	$-	$67,637
Debt discount paid in the form of common shares	$-	$80,137
Stock issuance costs paid in the form of warrants	$-	$76,927
Increase in principal amount of convertible notes in conjunction with debt modification	$-	$57,668
Derivative liability - convertible promissory notes	$-	$204,300
Common shares issues for prepaid expense	$12,039	$-
Shares issued for principal and interest	$3,248	$-

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Sports Field Holdings, Inc. (“the Company”, “Sports Field Holdings”, “we”, “our”, or “us”) is a Nevada corporation engaged in product development, engineering, manufacturing, and the construction, design and building of athletic facilities, as well as supplying its own proprietary high end synthetic turf products to the sports industry. The Company is headquartered at 1020 Cedar Ave, Suite 200, St. Charles, IL 60174.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, warranty reserve, percentage of completion revenue recognition method, assumptions used in the fair value of stock-based compensation, valuation of derivative liabilities and the valuation allowance relating to the Company’s deferred tax assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of December 31, 2017 and 2016, the Company’s accounts receivable balance was $53,229 and $354,159, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2017 and 2016, the Company incurred research and development expenses of $1,880 and $90,897, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of December 31, 2017 and 2016, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 4 for warranty expenses incurred during the year ended December 31, 2017 and 2016.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and certain notes payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

The Company’s Level 3 financial liabilities consist of the derivative conversion feature on a convertible note issued in 2016. The Company valued the conversion features using a Black Scholes model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following management assumptions in valuing the derivative conversion feature at December 31, 2017 and 2016:

	2017	2016
Exercise price	$0.23	$0.19
Expected dividends	0%	0%
Expected volatility	45.51%	44.24%
Risk fee interest rate	1.31%	0.85%
Term	1 year	1 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
As of December 31, 2017	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$84,200	$-	$-	$84,200	$84,200

	Carrying	Fair Value Measurement Using
As of December 31, 2016	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$204,300			$204,300	$204,300

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2016 through December 31, 2017:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion feature on convertible note	Total

Balance, December 31, 2015	$-	$-
Purchases, issuances, reassessments and settlements	204,300	204,300
Change in fair value	-	-
Balance, December 31, 2016	204,300	204,300
Purchases, issuances, reassessments and settlements	-	-
Change in fair value	(120,100)	(120,100)
Balance, December 31, 2017	$84,200	$84,200

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016, respectively, are as follows:

	December 31,
	2017	2016

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,297,500	972,500
Unvested restricted common shares	-	75,000
Convertible Notes	2,693,515	2,716,006
Totals	4,670,603	4,443,094

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0 and 75,000 shares as of December 31, 2017 and 2016, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding. Their dilutive impact was not added back in the calculation of diluted weighted average shares outstanding since the Company had a net loss during both years.

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

For the year ended December 31, 2017, the Company had 2 customers that represented 47% and 44% of the total revenue and for the year ended December 31, 2016, the Company had three customers that represented 22%, 18%, and 45% of the total revenue.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods: retrospective or modified retrospective transition method. The adoption of ASU 2014-15 will not impact our consolidated financial position, results of operations or cash flows.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.

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

In April 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption will not impact our financial statements.

In August 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The adoption will not impact our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The adoption will not impact our financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption will not impact our financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, as of December 31, 2017 the Company had a working capital deficit of $4,491,915. Furthermore, the Company incurred net losses of approximately $1.9 million for the year ended December 31, 2017 and $3.7 million for the year ended December 31, 2016, and had an accumulated deficit of $15,823,096 million at December 31, 2017. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through April 2, 2019.

We expect that for the next 12 months, our operating cash burn will be approximately $2.0 million, excluding repayments of existing debts in the aggregate amount of $1.8 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Costs incurred on contracts in progress	$12,289,931	$6,299,675
Estimated earnings (losses)	771,512	(320,450)
	13,061,443	5,979,225
Less billings to date	(14,078,163)	(6,344,596)
	$(1,016,720)	$(365,371)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings	$204,610	$75,624
Billings in excess of costs and estimated earnings	(1,186,562)	(374,916)
Provision for estimated losses on uncompleted contracts	(34,768)	(66,079)
	$(1,016,720)	$(365,371)

Warranty Costs

During the years ended December 31, 2017 and 2016 the Company incurred costs of $0 and approximately $178,100, respectively. A substantial amount of the warranty costs incurred during the year ended December 31, 2016 related to subgrade infill materials used on a 2015 project. Since then, neither this supplier nor this infill material has been used again. The Company has implemented policies and procedures to avoid these costs in the future, including but not limited to product improvements, change of suppliers, new field personnel, improved subcontractor agreements and product warranties, improved project and supply chain management and quality control. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide an 8 - year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of December 31, 2017 and 2016, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2017	December 31, 2016
Furniture and equipment	$20,278	$20,278
Total	20,278	20,278
Less: accumulated depreciation	(14,140)	(10,085)
	$6,138	$10,193

Depreciation expense for the years ended December 31, 2017 and 2016 was $4,055 and $4,056, respectively.

NOTE 6 – DEPOSITS

Deposits at December 31, 2017 and 2016 were comprised of a $2,090 security deposit on an Illinois office lease (See Note 11).

NOTE 7 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at December 31, 2017 and 2016 was $522,668 and $522,668, including interest and penalty as disclosed below.

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

On October 21, 2016, a second Note Holder entered into a letter agreement whereby, effective as of August 1, 2016, they waived any and all defaults that may or may not have occurred prior to the date thereof (the “Second Waiver”). As consideration for the Second Waiver, the Company issued the Note Holder an aggregate of 30,000 shares of the Company’s common stock. The principal amount on the Note increased from $163,500 to $170,858 as the accrued interest amount, $7,358 as of August 1, 2016, was added to the principal amount of the Note. The maturity date of the Note was extended to January 1, 2017 and the Note shall pay interest as of August 1, 2016 at a rate of 15% per annum, payable in one lump sum on the maturity date. In addition, on any note conversion date from August 9, 2016 through January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. On any Note conversion after January 1, 2017, the Note is convertible into shares of the Company’s common stock at a conversion price that is the lower of (i) $1.00 per share and (ii) the volume-weighted average price for the last five trading days preceding the conversion date. All remaining terms of the Note remained the same

On October 18, 2017, a letter was sent to the board of directors and the CEO of the Company on behalf of one of the Company’s note holders, demanding that the Company repay its outstanding debt in the principal aggregate amount of $200,000, plus accrued interest, issued pursuant to a convertible note dated May 7, 2015. The Company has not been named in any legal proceeding relating to this matter and is in discussions with the note holder to resolve this matter. However, no assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of December 31, 2017 of the aforementioned Notes.

As of December 31, 2017, the Company was not compliant with the repayment terms of the Notes. As of December 31, 2017, the outstanding principal balance on the Notes was $522,668. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

The outstanding principal balance on the convertible note at December 31, 2017 was $168,500.

As of August 19, 2016, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company recorded $5,055 in penalty interest during the year ended December 31, 2017 as a result of the default. Accrued interest on this note is $52,678 as of December 31, 2017.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of December 31, 2017 was $1,000,000. In December 2017, in exchange for an extension fee of $10,000, this Loan Agreement was converted into a one-year term loan and extend for one additional year, with monthly payments of $20,833 in principal plus interest at 15% and a balloon payment of $729,167 due at maturity on January 25, 2019.

On December 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $37,050, which would accrue interest at 11.952% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $3,243, including interest starting on January 3, 2018. At December 31, 2017, the outstanding balance related to this finance agreement was $37,050.

Future maturities of debt are as follows:

For the year ending December 31

2018	$968,956
2019	$750,000

NOTE 8 – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2017 and 2016, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of December 31, 2017 and 2016, the Company has 17,403,527 and 17,074,470 shares of common stock issued and outstanding, respectively.

Common stock issued in placement of debt

As part of a securities purchase agreement entered into on February 19, 2016, the Company agreed to issue an investor 35,000 shares of our common stock.

Common stock issued in debt modification

As part of a debt modification entered into on March 31, 2016, the Company agreed to issue three investors an aggregate of 45,000 shares of our common stock.

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

As discussed in Note 11, on January 1, 2016, Jeromy Olson was issued 250,000 shares of common stock valued at $275,000 as per the terms of his employment agreement with the company as Chief Executive Officer.

During the period January 1, 2017 through December 31, 2017, the Company issued 130,466 shares of its common stock at a fair value of $55,433 to a consultant pursuant to his agreement with the Company and service in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 95,000 shares of common stock to three sales consultants, for services rendered at a fair value of $35,200. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 40,000 shares of common stock to NexPhase Global, a consulting firm owned in part by Mr. Olson, for services rendered at a fair value of $17,000. The shares were valued based upon the quoted closing trading price on the date of issuance.

On July 27, 2017, the Company issued 40,000 shares of its common stock at a fair value of $16,800 to a firm pursuant to their agreement with the Company to provide investor relations and services in such capacity. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2017 through December 31, 2017, the Company issued 7,500 shares of its common stock at a fair value of $3,000 to an employee for services. The shares were valued based upon the quoted closing trading price on the date of issuance.

Sale of common stock

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

On March 31, 2017, the Company issued our CEO 25,000 common stock options for services, having a total fair value of approximately $7,500. These options expire on March 31, 2022.

On May 17, 2017, the Company issued 200,000 common stock options to a board member for his services, having a total fair value of approximately $4,015. The options vest ratably over a two-year period and have a $1 strike price.

On July 11, 2017, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $13,286. The options immediately vested and have a $0.35 strike price.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
	2017	2016
Risk free interest rate	1.43-1.50%	1.26 - 1.73%
Dividend yield	0.00%	0.00%
Expected volatility	42-43%	40% - 45%
Expected life in years	2.5-3.5	2.5 - 5
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the years ended December 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2015	430,000	$1.03	4.36
Granted	550,000	1.39	4.95
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2016	972,500	$1.26	4.00
Exercisable - December 31, 2016	847,500	$1.23	4.02
Granted	325,000	0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2017	1,297,500	$1.14	3.34
Exercisable - December 31, 2017	1,180,000	$1.21	3.23

At December 31, 2017 and 2016, the total intrinsic value of options outstanding was $0 and $0, respectively.

At December 31, 2017 and 2016, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $30,607 for the year ended December 31, 2017 and $141,204 for the year ended December 31, 2016. As of December 31, 2017, the remaining balance of unamortized expense is $1,276 and is expected to be amortized over a remaining period of 2 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended December 31, 2017 and 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2015	508,068	$1.00	3.13
Granted	171,520	1.10	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2016	679,588	$1.03	2.66
Exercisable - December 31, 2016	679,588	$1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2017	679,588	$1.03	1.66
Exercisable - December 31, 2017	679,588	$1.03	1.66

At December 31, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $177,000 for the year ended December 31, 2017. Included in consulting expense for the year ended December 31, 2017 were 40,000 shares of common stock valued at $17,000 issued to NexPhase Global. For years ended December 31, 2017 and 2016, NexPhase earned sales commissions of $74,517 and $79,211, respectively, and had accounts payable from the Company of $134,992 and $66,557, respectively.

Consulting expenses pertaining to the firm’s services were $248,413 for the year ended December 31, 2016. Included in consulting expense for the year ended December 31, 2016 were 40,000 shares of common stock valued at $27,800 issued to NexPhase Global. The NexPhase consulting agreement was terminated on October 1, 2017.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. Mr. Tilley was issued an additional 30,000 shares of our common stock as part of a Second Waiver entered into with Mr. Tilley on October 21, 2016. As of December 31, 2017, $170,857 was outstanding under the Tilley note, plus accrued interest of $ 36,973. (See Note 7 - Convertible Notes - May 7, 2015 Notes).

NOTE 10 – EMPLOYEE SEPARATION

During the year the Company was engaged in an administrative proceeding against a former employee who was terminated from his positions with the Company for cause on May 12, 2014. The former employee claimed he was due between $24,000 and $48,000 in unpaid wages (the “Claim”).

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of December 31, 2017, the outstanding balance on this obligation was $0.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

In March 2014, the Company reached an agreement with a consulting firm owned by the CEO of the Company, NexPhase, to provide non-exclusive sales services. The consulting firm will receive between 3.5% and 5% commissions on sales referred to the Company. In addition, the consulting firm will receive a monthly fee of $6,000, 50,000 shares of common stock upon execution of the agreement, and 10,000 shares of common stock at the beginning of each three month period for the term of the agreement and any renewal periods thereafter. The agreement is for 18 months, and is renewable for successive 18 month terms. On December 10, 2014, the consulting agreement was amended. The monthly fee was increased to $10,000 per month retroactive to September 1, 2014 and 50,000 additional shares of common stock were issued. In addition, the consulting firm will be issued qualified stock options as follows:

●	100,000 stock options at an exercise price of $1.50 per share that vest on December 31, 2015

●	100,000 stock options at an exercise price of $1.75 per share that vest on December 31, 2016

●	100,000 stock options at an exercise price of $2.50 per share that vest on December 31, 2017

On November 3, 2016, the Board, pursuant to the consulting agreement, approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016. The consultant is due additional option grants pursuant to the consulting agreement, however, those grants were being deferred to comply with the terms of the issuance of incentive options in the 2016 Plan.

On March 14, 2016, the consulting agreement was further amended. The monthly fee was increased to $20,000 per month for a period of twelve months. At the end of the twelve month period the monthly payment reverts back to $10,000.

The NexPhase consulting agreement was terminated on October 1, 2017.

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $23,095 and $13,209 during the years ended December 31, 2017 and 2016, respectively.

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016, (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were issued in the first quarter of 2017. The CEO is due additional option grants pursuant to the consulting agreement, however, those grants were deferred to comply with the terms of the issuance of incentive options in the 2016 Plan.

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

On May 15, 2017, the Company entered into a director agreement (“Minichiello Director Agreement”) with Tom Minichiello, concurrent with Mr. Minichiello’s appointment to the Board of Directors of the Company (the “Board”) effective May 15, 2017. The Minichiello Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Minichiello is re-elected to the Board. Pursuant to the Director Agreement, Mr. Minichiello is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Minichiello shall receive non-qualified stock options (the “Options”) to purchase up to Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter. The total grant date value of the options was $4,017 which shall be expensed over the vesting period.

Advisory Board Agreements

On February 11, 2016, the Company entered into an advisory board agreement with John Brenkus, effective June 1, 2016 (the (“Effective Date”). The term of the agreement is for a period of 24 months commencing on the Effective Date. Pursuant to the agreement, Mr. Brenkus is to be issued 25,000 shares of the Company common stock at the beginning of each quarter starting on the Effective Date through the term of the agreement. The Company has recorded compensation expense relating to the agreement of $7,500 and $28,157 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, this agreement has been terminated.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. For the years ended December 31, 2017 and 2016, the company has recorded $156,500 of expense related to the agreement.

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

As of December 31, 2017 and 2016, Spartan was owed fees of $153,750 and $0, respectively.

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

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company is obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company is obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client is obligated to release from escrow a retainage amount of $ 110,000. During construction, the Company’s insurance company is obligated to release from escrow funds to cover the expected construction costs of $ 370,000; the remediation is entirely funded with insurance proceeds.

On December 30, 2016, the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $45,000, payable in six equal installments of $7,500 on the first day of each month, beginning January 1, 2017 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of December 31, 2017, the outstanding balance on this obligation was $0.

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

On January 1, 2018, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2018 and expires on December 31, 2020. For 2018, the lease has minimum monthly payments of $1,367; thereafter, the minimum monthly payment shall increase by the lesser of CPI or 5%.

Rent expense was $20,295 and $14,908 for the years ended December 31, 2017 and 2016, respectively.

Future lease payments for the years ended December 31 are as follows:

2019	$17,224
2020	18,085
Total	$35,309

The table above assumes a 5% increase in minimum monthly payment each year.

NOTE 12 – INCOME TAXES

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2017, 2016, 2015 and 2014 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s Federal or State tax returns are currently under examination.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA reduces the corporate tax rate to 21 percent beginning with years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, and the related impact to the tax expense has been recognized in the current year.

Components of deferred tax assets are as follows:

	December 31,
	2017	2016
Current deferred tax asset:
Stock based compensation	$177,785	$496,900
Accrual to cash method accounting items	214,745	1,135,700
Less valuation allowance	(392,530)	(1,632,600)
Net current deferred tax asset	-	-
Non-current deferred tax assets:
Expected income tax benefit from NOL carry-forwards	3,032,075	2,332,300
Less valuation allowance	(3,032,075)	(2,332,300)
Net non-current deferred tax asset	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2017	2016
U.S. statutory federal tax rate	(34.0)%	(34.0)%

State income taxes, net of federal tax benefit	(2.6)%	(2.6)%

Shares issued for services	9.4%	9.4%

Shares issued in a separation agreement	0.0%	0.0%

Tax rate change	(0.9)%	(0.9)%

Deferred tax true-up	(8.1)%	(8.1)%

Other permanent differences	1.9%	1.9%

Change in valuation allowance	34.3%	34.3%

Effective income tax rate	0.0%	0.0%

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

The Company has available at December 31, 2017 unused federal and state net operating loss carry forwards totaling approximately $13,929,813 that may be applied against future taxable income that expire through 2029. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax asset. The valuation allowance decreased approximately $540,295 and increased $1,265,700 for the years ended December 31, 2017 and 2016, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, 30,687 shares of common stock were issued to consultants for professional services provided to the Company.

