Form 10-K/A
period 2017-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2018-04-20
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $0.49 was $8,434,865. As of March 31, 2018, the registrant had 17,403,527 shares of its common stock, par value $0.00001 per share, outstanding.

Explanatory Note

Sports Field Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), which was originally filed with the Securities and Exchange Commission on April 2, 2018, solely to (i) replace Exhibit 10.22 with a corrected version, and (ii) remove the Articles of Incorporation of a former subsidiary of the Company from the Exhibit Index. There are no other changes to the Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated January 29, 2015, between the Company and Tracy Burzycki (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

Exhibit No.	Description

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement***

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-k filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22	Settlement Agreement, dated January 26, 2018, between the Company and Montreat College.*

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC. ***

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC.***

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). ***

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). ***

31.3	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.4	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement
***	Previously filed with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: April 20, 2018	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer and Financial Officer), Chairman of the Board