Form 10-Q
period 2018-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2018-05-15
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of March 31, 2018, there were 17,446,959 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 Unaudited	December 31, 2017
ASSETS
Current Assets
Cash	$7,343	$281,662
Accounts Receivable	235,961	53,229
Contract Assets	249,799	461,494
Prepaid Expenses & Other Current Assets	127,522	97,123
Total Current Assets	620,625	893,508
Property, Plant and Equipment, net	5,124	6,138
Deposits	2,090	2,090
TOTAL ASSETS	$627,839	$901,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable & Accrued Expenses	$3,244,249	$3,120,937
Contract Liabilities	1,089,865	1,221,330
Promissory Notes, net of debt discount	1,133,025	267,788
Derivative Liability	134,500	84,200
Convertible Notes Payable, net	691,168	691,168
Total Current Liabilities	6,292,807	5,385,243

Promissory Notes, net of current portion debt discount	125,000	750,000
Total Liablities	6,417,807	6,135,423
Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	$-	$-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 446,959 and 17,394,027 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	174	174
Paid in Capital	10,609,304	10,593,735
Common Stock Subscription Receivable	(4,500)	(4,500)
Accumulated Deficit	(16,394,946)	(15,823,096)
Total Stockholders’ Equity (Deficit)	(5,789,968)	(5,233,687)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$627,839	$901,736

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue
Contract revenue	762,546	1,145,744
Total revenue	762,576	1,145,744

Cost of sales
Contract cost of sales	611,564	967,052

Gross profit	150,982	178,692

Operating expenses
Selling, general and administrative	608,374	750,342
Research & development	189	505
Depreciation	1,014	1,014
Total operating expenses	609,577	751,861

Loss from operations	(458,595)	(573,169)

Other income (expense), net
Interest, net	(64,955)	(71,207)
Change in fair value of derivative	(50,300)	81,900
Miscellaneous income	2,000	27,840
Total other income (expense), net	(113,255)	38,533

Net loss before income taxes	$(571,850)	$(534,636)

Provision for income taxes	-	-

Net loss	(571,850)	(534,636)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares, basic and diluted	17,419,536	17,110,401

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(571,850)	$(534,636)
Adjustments to reconcile net loss to net cash from operations
Depreciation	1,014	1,014
Amortization of debt discount	2,308	6,582
Share based compensation	15,569	32,549
Change in fair value of derivative	50,300	(81,900)
Changes in Operating Assets and Liabilities:
Cash overdraft	-	677
Accounts receivable	(182,732)	(91,560)
Prepaid expense	47,950	62,438
Accounts payable and accrued expenses	123,312	597,933
Contract assets	211,695	(206,932)
Contract liabilities	(131,465)	255,051
Net cash provided by (used in) operating activities	(433,899)	41,216

CASH FLOWS FORM FINANCING ACTIVITIES
Repayments of promissory notes	(90,420)	(56,604)
Proceeds of promissory notes	250,000	-
Proceeds from common stock subscriptions	-	-
Net cash provided by (used in) financing activities	159,580	(56,604)

Decrease in cash	(274,319)	(15,388)
Cash, beginning of period	281,662	15,388
Cash, end of period	$7,343	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38,829	$38,607
Taxes	-	-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$78,349	$85,632

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2018, and the results of operations for the three months ended March 31, 2018 and cash flows for the three months ended March 31, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

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

Revenues and Cost Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

The Company generates revenue from fixed-price contracts, where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Costs to obtain contracts are generally not significant and are expensed in the period incurred. The Company has determined that these construction projects provide a distinct service and therefore qualify as one performance obligation. Revenue from fixed-price contracts provide for a fixed amount of revenue for the entire project, and any changes to the scope of the project is addressed in a change order, which is treated as a modification of the original contract.

To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. ASU 2014-09 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s evaluation requires judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. To date, all of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, if in the future the Company has contracts with multiple performance obligations, then the Company will allocate the contract’s transaction price to each performance obligation using the observable standalone selling price, if available, or alternatively the Company’s best estimate of the standalone selling price of each distinct performance obligation in the contract.

Accounting for contracts involves the use of various techniques to estimate total transaction price and costs. For such contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract.  Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

The nature of the Company’s contracts do not have variable consideration, such as liquidated damages, volume discounts, performance bonuses, incentive fees, and other terms that can either increase or decrease the transaction price. In contrast, the contracts are often modified to account for changes in contract specifications or requirements. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

As a significant change in one or more of these estimates could affect the profitability of its contracts, the Company reviews and updates its contract-related estimates regularly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full in the period it is identified and recognized as an “Provision for Estimated Losses on Uncompleted Contracts” which is included in “Contract liabilities” on the Condensed Consolidated Balance Sheets. For contract revenue recognized over time, the Provision for Estimated Losses on Uncompleted Contracts is adjusted so that the gross profit for the contract remains zero in future periods.

The Company estimates the collectability of contract amounts at the same time that it estimates project costs.  If the Company anticipates that there may be issues associated with the collectability of the full amount calculated as the transaction price, the Company may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.

The timing of when the Company bills its customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

Inventory

Inventory, which is included in Contract Assets in the Condensed Consolidated Balance Sheets, is stated at the lower of cost (first-in, first out) or net realizable value and consists primarily of construction materials.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of March 31, 2018, and December 31, 2017, the Company’s accounts receivable balance was $235,961 and $53,229, respectively, and the allowance for doubtful accounts is $0 in each period.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1-year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of December 31, 2017 and 2016, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017, respectively, are as follows:

	March 31,
	2018	2017

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,397,500	997,500
Unvested restricted common shares	-	75,000
Convertible Notes	3,134,825	2,593,934
Totals	5,211,913	4,346,022

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

At March 31, 2018, the Company had 2 customers representing 60% and 40% of the total accounts receivable balance, respectively.

For the year ended December 31, 2017, the Company had 2 customers that represented 47% and 44% of the total revenue.

For the three months ended March 31, 2018, the Company had 2 customers that represented 79% and 18%, respectively, of the total revenues, and for the three months ended March 31, 2017, the Company had 1 customer that represented 79% of the total revenues.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Under ASU 2014-09, revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. The Company adopted ASU 2014-09 as of January 1, 2018 using the full retrospective transition method. See Note 4 — “Revenue” for further details. The adoption of ASU 2014-15 did not impact our consolidated financial position, results of operations or cash flows.

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

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016- 08 is to coincide with an entity’s adoption of ASU 2014-09. The adoption did not impact our financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The adoption did not impact our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The adoption did not impact our financial statements.

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

NOTE 3 – GOING CONCERN

As of March 31, 2018, the Company had a working capital deficit of $(5,672,182). Furthermore, the Company had a net loss of $(571,850) for the three months ended March 31, 2018 and an accumulated deficit totaling ($16,394,946). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through May 16, 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

NOTE 4 – REVENUE

On January 1, 2018, the Company adopted ASU 2014-09 using the full retrospective method applied to those contracts that were not completed as of January 1, 2018. This adoption did not materially change our accounting policy for revenue recognition; accordingly, there were no adjustments to prior periods. The Company generates revenue from fixed-price contracts, where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Costs to obtain contracts are generally not significant and are expensed in the period incurred.

The caption “Contract assets” in the Condensed Consolidated Balance Sheets represents Costs & Estimated Earnings in Excess of Billings and Inventory. Contract assets consist of the following):

	March 31, 2018 Unaudited	December 31, 2017
Costs & Estimated Earnings in Excess of Billings	$161,172	$204,610
Inventory	88,627	256,884
Contract Assets	$249,799	$461,494

Contract assets decreased by $211,695 compared to December 31, 2017 due primarily to a reduction in project activity during the three months ended March 31, 2018 as compared to the three months ended December 31, 2017.

The caption “Contract liabilities” in the Condensed Consolidated Balance Sheets represents Billings in Excess of Costs and Estimated Earnings, and the Provision for Estimated Losses on Uncompleted Contracts.

Contract liabilities consist of the following:

	March 31, 2018 Unaudited	December 31, 2017
Billings in Excess of Costs & Estimated Earnings	$1,055,097	$1,186,562
Provision for Estimated Losses on Uncompleted Contracts	34,768	34,768
Contract Liabilities	$1,089,865	$1,221,330

Contract liabilities decreased $131,465 compared to December 31, 2017 primarily due to lower Billings in Excess of Costs & Estimated Earnings.

Warranty Costs

During the three months ended March 31, 2018 and March 31, 2017, the Company incurred costs of approximately $0 and $0, respectively. The Company has implemented policies and procedures to avoid or reduce these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $50,000 as of March 31, 2018 and $50,000 as of December 31, 2017.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at March 31, 2018 and December 31, 2017 was $522,668 including interest and penalty as disclosed below.

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

As of March 31, 2018, the Company was not compliant with the repayment terms of all of the Notes. As of March 31, 2018, and December 31, 2017, the outstanding principal balance on the Notes was $522,668. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). The note pays interest at a rate of 12% per annum and matures on August 19, 2016 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at a conversion price equal to: (i) from the Effective Date through the Maturity Date at $1.00 per share; and (ii) beginning one day after the Maturity Date, or notwithstanding the foregoing, at any time after the Company has registered shares of its common stock underlying the Note in a registration statement on Form S-1 or any other form applicable thereto, the lower of (i) $1.00 per share and (ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date.

The Company used the proceeds of the February 2016 Note to pay off a debenture issued in favor of a private investor on August 19, 2015. The debenture was in the principal amount of $150,000 and as of the date of this filing the investor has been paid all principal and interest due in full satisfaction thereof.

As additional consideration for issuing the February 2016 Note, on the Effective Date, the Company issued to the investor 35,000 shares of the Company’s restricted common stock. The Company recorded a $30,637 debt discount relating to the 35,000 shares of common stock issued. The debt discount was amortized to interest expense over the life of the convertible note.

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

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three months ended March 31, 2018, the company recorded a loss on the change in fair value of ($50,300). As of March 31, 2018, the derivative liability was $134,500.

The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017.

The outstanding principal balance on the February 2016 Note at both March 31, 2018 and December 31, 2017 was $168,500.

As of March 31, 2018, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted.

The Company recorded $0 and $5,055 in penalty interest during the three-months ended March 31, 2018 and year ended December 31, 2017, respectively, as a result of the default. Accrued interest on this note is $58,997 and $52,678 as of March 31, 2018 and December 31, 2017, respectively.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of March 31, 2018 was $937,500. In December 2017, in exchange for an extension fee of $10,000, this Credit Agreement was converted into a one-year term loan and extend for one additional year, with monthly payments of $20,833 in principal plus interest at 15% and a balloon payment of $729,167 due at maturity on January 25, 2019.

On December 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $37,050, which would accrue interest at 11.952% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $3,243, including interest starting on January 3, 2018. At March 31, 2018, the outstanding balance related to this finance agreement was $19,460.

On January 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $75,011, which would accrue interest at 11.765% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make eight monthly payments of $9,795, including interest starting on February 27, 2018. At March 31, 2018, the outstanding balance related to this finance agreement was $58,758.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $ 250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on September 30, 2018.

Future minimum principal payments under promissory notes and convertible notes are as follows:

Year ending December 31:

2018	$1,133,025

2019	125,000

$1,258,025

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of March 31, 2018, and December 31, 2017, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of March 31, 2018, and December 31, 2017, the Company has 446,959 and 17,394,027 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three months ended March 31, 2018, 52,932 shares of common stock valued at $11,515 were issued to various consultants and employees for professional services provided to the Company.

Sale of common stock

During the three months ended March 31, 2018, the Company did not sell any shares of common stock to investors.

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

Stock options issued for services

On January 11, 2018, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $3,571. The options immediately vested and have a $0.35 strike price.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

For the Three Months Ended March 31, 2018

Risk free interest rate	2.32%
Dividend yield	0%
Expected volatility	41.64%
Expected life in years	5 yrs
Forfeiture Rate	0%

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

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	1.14	3.24
Granted	100,000	0.35	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - March 31, 2018	1,397,500	1.08	3.22
Exercisable - March 31, 2018	1,297,500	1.19	3.15

At March 31, 2018 and December 31, 2017, the total intrinsic value of options outstanding was $0 and $0, respectively.

At March 31, 2018 and December 31, 2017, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $3,990 for the three months ended March 31, 2018, and $9,126 for the three months ended March 31, 2017. There is approximately $793 amortization of stock option compensation left to be recognized over the next year.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2017	679,588	$1.03	1.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – March 31, 2018	679,588	$1.03	1.41
Exercisable – March 31, 2018	679,588	$1.03	1.41

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

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. Mr. Tilley was issued an additional 30,000 shares of our common stock as part of a Second Waiver entered into with Mr. Tilley on October 21, 2016. As of March 31, 2018, $170,857 was outstanding under the Tilley note, plus accrued interest of $43,381. (See Note 5 - Convertible Notes - May 7, 2015 Notes).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expires on December 31, 2017 and automatically renews for successive one year terms unless either party notifies the other, in writing, of its intention not to renew at least 15 days before the end of the initial term of this agreement or any renewal term. As compensation for the services, the consultant will receive (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which shall be subject to certain Clawback provisions. “Clawback” means (i) if this agreement is terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement is terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. No equity compensation will be owed in connection with any renewal term. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. This agreement was terminated effective December 31, 2017.

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016 and (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were issued in the first quarter of 2017. The CEO is due additional option grants pursuant to the consulting agreement, however, those grants were deferred to comply with the terms of the issuance of incentive options in the 2016 Plan. Pursuant to section 3 of the Olson Employment Agreement, Mr. Olson’s employment term was automatically renewed and will expire on January 19, 2019.

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, the Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three month periods ended March 31, 2018 and 2017, the Company has recorded $39,126 of expense related to the agreement, respectively.

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

As of March 31, 2018, and December 31, 2017, Spartan was owed fees of $183,850 and $153,750 , respectively.

Litigation

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company is obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company is obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client is obligated to release from escrow a retainage amount of $110,000. During construction, the Company’s insurance company is obligated to release from escrow funds to cover the expected construction costs of $370,000; the remediation is entirely funded with insurance proceeds.

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

Rent expense was $4,101 and $3,135 for the three months ended March 31, 2018 and 2017, respectively.

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

Our largest facilities design build project to date is currently underway at St. Joseph by-the-Sea High School in Staten Island, NY. With the design and engineering portions of the project completed, we have moved into phase two construction during 2017 and continue this phase in 2018. We continue to believe that this project will represent a new benchmark for our facilities construction capabilities.

We maintain a number of contracts for projects that were originally slated to commence in 2017. However, due to mobilization delays, these projects will commence in 2018. As of the date of this report, no revenue has been recognized with respect to such projects.

During the first quarter, we were awarded over $1.6 million in new projects, which projects have not yet commenced construction. Inclusive of the newly awarded projects as of March 31, 2018, the Company has a total backlog of open projects of $9.7 million.

Summary of Statements of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$762,546	$1,145,744
Gross profit (loss)	$150,982	$178,692
Operating expenses	$609,577	$751,861
Loss from operations	$(458,595)	$(573,169)
Other income (expense)	$(113,255)	$38,533
Net loss	$(571,850)	$(534,636)
Loss per common share - basic and diluted	$(0.03)	$(0.03)

Revenue

Revenue was $762,546 for the three months ended March 31, 2018, as compared to $1,145,744 for the three months ended March 31, 2017, an decrease of $383,198. The substantial decrease in revenue was primarily due to delay in the start of various projects. These delayed projects will commence in the second and third quarters of 2018.

Gross Profit (Loss)

The Company generated a gross profit of $150,982, resulting in a gross profit margin of 19.8%, during the three months ended March 31, 2018 as compared to a gross profit of $178,692 and a gross profit margin of 15.6%, during the three months ended March 31, 2017. The gross profit percentage improved due to an increase in overall estimated profit margins on jobs entered into subsequent to March 31, 2017. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used as a marketing tool in the future.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 18.9% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The overall $142,283 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in professional fees of approximately $159,000. The decrease was primarily due to a decrease in legal, consulting and banking costs.

●	A decrease in travel expenses of approximately $27,000.

●	A decrease in marketing expenses of approximately $28,000.

●	The decreases were partially offset by an increase in insurance and office costs of approximately $75,000.

Other Income (Expenses)

Other income (expenses), net for the three months ended March 31, 2018, were $(113,255) as compared to $38,533 for the three months ended March 31, 2017. For the three months ended March 31, 2018 other income (expenses) consisted primarily of approximately $65,000 in interest expense and $50,300 loss on change in derivative value. For the three months ended March 31, 2017 other income (expenses) consisted mostly of interest expense offset by an approximately $82,000 gain on the change in value of the derivative.

Net Loss

The net loss for the three months ended March 31, 2018 was $(571,850), or a basic and diluted loss per share of $(0.03), as compared to a net loss of $(534,636), or a basic and diluted loss per share of $(0.03), for the three months ended March 31, 2017. The increase in the loss compared to the prior period is primarily attributable to lower sales volume and lower gross profit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018, compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$620,625	$893,508	$(272,883)
Current Liabilities	$6,292,807	$5,385,423	$(907,384)
Working Capital (Deficit)	$(5,672,182)	$(4,491,915)	$(1,180,267)

At March 31, 2018, we had a working capital deficit of $(5,672,182) as compared to working capital deficit of $(4,491,915) at December 31, 2017, a working capital deficit increase of $(1,180,267).

Summary Cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash provided by (used in) operating activities	$(433,899)	$41,216
Net cash provided by (used in) financing activities	$159,580	$(56,604)

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

The net loss was only partially offset by the changes in operating assets and liabilities leaving a net cash used by operating activities of $433,899.

Cash Used in Financing Activities

Net cash provided by or (used in) financing activities for the three months ended March 31, 2018 and 2017 was $159,580 and ($56,604), respectively. During the three months ended March 31, 2018, the Company received loan proceeds of $250,000 and made note payments of $90,420 during the first three months of 2018.

Going Concern

As of March 31, 2018, the Company had a working capital deficit of $(5,672,182). Furthermore, the Company had a net loss of $(571,850) for the three months ended March 31, 2018 and an accumulated deficit totaling $(16,394,946). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through May 16, 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue and Cost Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services pursuant to ASC 606. For further information regarding the application of ASC 606, see Note 2 and Note 4. Revenues from construction contracts are included in contract revenue in the condensed consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2018, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Unsecured Promissory Note, dated April 2, 2018, by and among FirstForm, Inc. and William O. Daggett , Jr.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

