Form 10-Q
period 2018-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2018-08-20
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2018, there were 18,984,801 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 Unaudited	December 31, 2017
ASSETS
Current Assets
Cash	$-	$281,662
Restricted Cash	9,260	-
Accounts Receivable	372,749	53,229
Other Receivable	152,251	-
Contract Assets	620,410	461,494
Prepaid Expenses and Other Current Assets	71,641	97,123
Total Current Assets	1,226,311	893,508
Property, Plant and Equipment, net	4,448	6,138
Deposits	2,090	2,090
TOTAL ASSETS	$1,232,849	$901,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Cash Overdraft	$12,565	$-
Accounts Payable and Accrued Expenses	3,910,367	3,120,937
Contract Liabilities	1,260,424	1,221,330
Promissory Notes, net of debt discount	1,192,535	267,788
Derivative Liability	108,600	84,200
Convertible Notes	691,168	691,168
Total Current Liabilities	7,175,660	5,385,243

Promissory Notes, net of current portion and debt discount	79,164	750,000
Total Liabilities	7,254,824	6,135,423
Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 18,984,801 and 17,394,027 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	190	174
Additional paid in capital	10,849,234	10,593,735
Common Stock Subscription Receivable	(4,500)	(4,500)
Accumulated Deficit	(16,866,899)	(15,823,096)
Total Stockholders’ Deficit	(6,021,975)	(5,233,687)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,232,849	$901,736

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Income
Contract Revenue	$1,362,129	$1,143,823	$2,124,675	$2,289,567
Contract Cost of Sales	1,121,536	925,398	1,733,100	1,892,451
Gross Profit	240,593	218,425	391,575	397,116
Operating Expenses
Selling, General and Administrative	646,572	759,810	1,254,946	1,510,152
Research and Development	-	-	189	505
Depreciation	676	1,014	1,690	2,028
Total Operating Expense	647,248	760,824	1,256,825	1,512,685
Loss from Operations	(406,655)	(542,399)	(865,250)	(1,115,569)
Other Income (Expense)
Interest, net	(94,568)	(71,291)	(159,523)	(142,498)
Change in fair value of Derivative	25,900	(25,300)	(24,400)	56,600
Miscellaneous Income	3,370	1,166	5,370	29,007
Total Other Income (Expense)	(65,298)	(95,425)	(178,553)	(56,891)
Net Loss	$(471,953)	$(637,824)	$(1,043,803)	$(1,172,460)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Weighted average common shares, basic and diluted	18,221,829	17,211,310	17,820,595	17,164,635

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,043,803)	$(1,172,460)
Adjustments to reconcile net loss to net cash from operations
Depreciation	1,690	2,028
Amortization of debt discount	5,386	13,164
Share based compensation	31,515	57,878
Change in fair value of derivative	24,400	(56,600)
Changes in Operating Assets and Liabilities:
Cash overdraft	12,565	-
Accounts receivable	(319,520)	301,197
Other receivable	(152,251)	-
Prepaid expense	103,831	10,452
Accounts payable and accrued expenses	789,431	512,334
Contract assets	(158,916)	(72,176)
Contract liabilities	39,094	622,600
Net cash provided by (used in) operating activities	(666,578)	218,417

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes	(129,824)	(124,423)
Proceeds of promissory notes from related parties	300,000	-
Proceeds from issuance of common stock	224,000	-
Net cash provided by (used in) financing activities	394,176	(124,423)

Increase (decrease) in cash	(272,402)	93,994
Cash, beginning of period	281,662	15,388
Cash, end of period	$9,260	$109,382

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,885	$86,658
Taxes	$-	$-

Non-cash Investing and Financing activities:
Notes issued for insurance premiums	$78,349	$85,632
Warrants issued as stock issuance costs	$-	$3,248

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2018, and the results of operations for the six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2018, and December 31, 2017, the Company’s accounts receivable balance was $372,749 and $53,229, respectively, and the allowance for doubtful accounts is $0, respectively.

Other Receivable

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company is obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company is obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client is obligated to release from escrow a retainage amount of $110,000. During construction, the Company’s insurance company is obligated to release from escrow funds to cover the expected construction costs of $370,000. The other receivable in the amount of $ 152,251 represents costs which the Company has incurred that have not yet been released from escrow by the insurance company. The Company expects to receive these funds during the third quarter of 2018.

Restricted Cash

In the second quarter of 2018, the Company and one of its clients have set up a joint checking account to received funds from client and subsequently disperse the same to various subcontractors of the Company. All dispersals require both the Company’s and client’s authorization prior to payment.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1-year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of June 30, 2018 and December 31, 2017, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	At June 30, 2018	At December 31, 2017

Risk free interest rate	2.33%	1.31%
Dividend yield	0%	0%
Expected volatility	47.08%	45.51%
Expected life in years	0.50 yr	1.00 yr
Forfeiture Rate	0%	0.00%

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2018 and 2017, respectively, are as follows:

	June 30,
	2018	2017

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,597,500	1,197,500
Unvested restricted common shares	-	-
Convertible Notes	2,698,611	2,023,152
Totals	4,975,699	3,909,240

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

At June 30, 2018, the Company had 3 customers representing 69%, 14%, and 11% of the total accounts receivable balance, respectively.

At December 31, 2017, the Company had 1 customer that represented 99% of the total accounts receivable balance.

For the three months ended June 30, 2018, the Company had 1 customer that represented 91% of the total revenues, and for the three months ended June 30, 2017, the Company had 2 customers that represented 49% and 44% of the total revenues, respectively.

For the six months ended June 30, 2018, the Company had 1 customer that represented 87% of the total revenues, and for the six months ended June 30, 2017, the Company had 2 customers that represented 63% and 26% of the total revenues, respectively.

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

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016- 08 is to coincide with an entity’s adoption of ASU 2014-09. The adoption did not impact our financial statements.

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

NOTE 3 – GOING CONCERN

As of June 30, 2018, the Company had a working capital deficit of $(5,949,349). Furthermore, the Company had a net loss of $(993,903) for the six months ended June 30, 2018 and an accumulated deficit totaling ($16,866,899). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through August 16, 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

Contract assets consist of the following:

	June 30, 2018	December 31, 2017
	Unaudited
Costs & Estimated Earnings in Excess of Billings	$620,410	$204,610
Inventory	-	256,884
Contract Assets	$620,410	$461,494

Contract assets increased by $158,916 compared to December 31, 2017 due primarily to an increase in project activity during the six months ended June 30, 2018 as compared to the six months ended December 31, 2017.

Contract liabilities consist of the following:

	June 30, 2018 Unaudited	December 31, 2017
Billings in Excess of Costs & Estimated Earnings	$1,225,656	$1,186,562
Provision for Estimated Losses on Uncompleted Contracts	34,768	34,768
Contract Liabilities	$1,260,424	$1,221,330

Contract liabilities increased $39,094 compared to December 31, 2017 primarily due to higher Billings in Excess of Costs & Estimated Earnings.

Warranty Costs

During the six months ended June 30, 2018 and June 30, 2017, the Company incurred costs of approximately $0 and $0, respectively. The Company has implemented policies and procedures to avoid or reduce these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $50,000 as of June 30, 2018 and $50,000 as of December 31, 2017.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at June 30, 2018 and December 31, 2017 was $522,668 including interest and penalty as disclosed below.

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

On July 25, 2018, this Note Holder and another filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,176.77, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company. A hearing is set for September 20, 2018 on the Motion for Summary Judgment in Lieu of Complaint. The Company intends to vigorously defend this claim.

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

As of June 30, 2018, the Company was not compliant with the repayment terms of all of the Notes. As of June 30, 2018, and December 31, 2017, the outstanding principal balance on the Notes was $522,668. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three months and six months ended June 30, 2018, the company recorded a change in fair value of $75,800 and ($50,300), respectively. As of June 30, 2018, the derivative liability was $58,700.

The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017.

The outstanding principal balance on the February 2016 Note at both June 30, 2018 and December 31, 2017 was $168,500.

As of June 30, 2018, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted.

The Company recorded $12,636 and $5,055 in penalty interest during the six months ended June 30, 2018 and year ended December 31, 2017, respectively, as a result of the default. Accrued interest on this note is $25,275 and $12,638 as of June 30, 2018 and December 31, 2017, respectively.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of June 30, 2018 was $937,500. In December 2017, in exchange for an extension fee of $10,000, this Credit Agreement was converted into a one-year term loan and extend for one additional year, with monthly payments of $20,833 in principal plus interest at 15% and a balloon payment of $729,167 due at maturity on January 25, 2019.

On December 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $37,050, which would accrue interest at 11.952% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $3,243, including interest starting on January 3, 2018. At June 30, 2018, the outstanding balance related to this finance agreement was $9,438.

On January 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $75,011, which would accrue interest at 11.765% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make eight monthly payments of $9,795, including interest starting on February 27, 2018. At June 30, 2018, the outstanding balance related to this finance agreement was $29,375.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on September 30, 2019.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019.

Future minimum principal payments under promissory notes and convertible notes are as follows:

Year ending June 30:

2018	$1,192,535
2019	79,164
$1,271,699

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of June 30, 2018, and December 31, 2017, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of June 30, 2018, and December 31, 2017, the Company has 18,984,801 and 17,394,027 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three and six months ended June 30, 2018, 35,010 and 87,942 shares of common stock valued at $12,262 and $23,778, respectively, were issued to various consultants and employees for professional services provided to the Company.

During the three and six months ended June 30, 2017, 73,927 and 142,540 shares of common stock valued at $23,919 and $46,342, respectively, were issued to various consultants and employees for professional services provided to the Company.

Sale of common stock

During the six months ended June 30, 2018, the Company sold 1,493,332 shares of common stock to investors for proceeds of $224,000.

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

On May 8, 2018, the Company entered into a director agreement (the “Tuntland Director Agreement”) with John Tuntland, concurrent with Mr. Tuntland’s appointment to the Board effective May 8, 2018. Pursuant to the Tuntland Director Agreement, Mr. Tuntland is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tuntland shall receive non-qualified stock options (the “Tuntland Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock provided he continues to serve on the board through June 30, 2019. The exercise price of the Tuntland Options shall be One Dollar ($1.00) per share and will be exercisable for 5 years from the date of grant. The Tuntland Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2018.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Risk free interest rate	2.32-2.66%	1.50-1.60%
Dividend yield	0%	0.00%
Expected volatility	41.64-43.87%	41.1-43.0%
Expected life in years	3.50 – 5.00 yrs	2.50-2.80 yrs
Forfeiture Rate	0%	0%

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

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	1.14	3.24
Granted	300,000	0.78	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - June 30, 2018	1,597,500	1.07	2.43
Exercisable - June 30, 2018	1,565,000	1.18	3.20

At June 30, 2018 and December 31, 2017, the total intrinsic value of options outstanding was $0 and $0, respectively.

At June 30, 2018 and December 31, 2017, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $3,800 and $4,166 for the three and six months ended June 30, 2018, respectively and $6,174 and $15,866 for the three and six months ended June 30, 2017, respectively. There is approximately $7,162 amortization of stock option compensation left to be recognized over the next year.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2017	679,588	$1.03	1.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – June 30, 2018	679,588	$1.03	1.17
Exercisable – June 30, 2018	679,588	$1.03	1.17

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $93,300 and $187,200 for the three and six months ended June 30, 2017, respectively. Included in consulting expense for the three and six months ended June 30, 2017 were 10,000 and 30,000 shares of common stock valued at $3,300 and $7,200, respectively, issued to NexPhase. The NexPhase consulting agreement was terminated on October 1, 2017.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. Mr. Tilley was issued an additional 30,000 shares of our common stock as part of a Second Waiver entered into with Mr. Tilley on October 21, 2016. As of June 30, 2018, $170,858 was outstanding under the Tilley note, plus accrued interest of $49,788 (See Note 5 - Convertible Notes - May 7, 2015 Notes).

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $ 250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on September 30, 2019.

John Tuntland, a director of the Company, entered into an eighteen-month loan agreement with the Company on April 9, 2018. Pursuant to the agreement, Mr. Tuntland agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, the Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three and six month periods ended June 30, 2018 and 2017, the Company has recorded $39,125 and $78,250 of expense related to the agreement, respectively.

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

As of June 30, 2018, and December 31, 2017, Spartan was owed fees of $213,850 and $153,750, respectively.

Litigation

On July 25, 2018, two Note Holders filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,176.77, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company. A hearing is set for September 20, 2018 on the Motion for Summary Judgment in Lieu of Complaint. The Company intends to vigorously defend this claim.

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

Rent expense was $10,044 and $6,270 for the six months ended June 30, 2018 and 2017, respectively.

Rent expense was $3,384 and $3,135 for the three months ended June 30, 2018 and 2017, respectively.

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

During the second quarter, we were awarded over $4 million in new projects, which projects have not yet commenced construction. Inclusive of the newly awarded projects as of June 30, 2018, the Company has a total backlog of open projects of $12.9 million.

Summary of Statements of Operations for the Three Months Ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017

Revenue	$1,362,129	$1,143,823
Gross profit (loss)	$240,593	$218,425
Operating expenses	$647,248	$760,824
Loss from operations	$(406,655)	$(542,399)
Other income (expense)	$(65,298)	$(95,424)
Net loss	$(471,953)	$(637,824)
Loss per common share - basic and diluted	$(0.03)	$(0.04)

Revenue

Revenue was $1,362,129 for the three months ended June 30, 2018, as compared to $1,143,823 for the three months ended June 30, 2017, an increase of $218,306. The increase in revenue was primarily due to greater progress on jobs during 2018.

Gross Profit (Loss)

The Company generated a gross profit of $240,593, resulting in a gross profit margin of 17%, during the three months ended June 30, 2018 as compared to a gross profit of $218,425 and a gross profit margin of 19%, during the three months ended June 30, 2017. The gross profit percentage declined due to cost overruns.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 15% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The overall $113,576 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in compensation expense of approximately $63,000. The decrease was primarily due to a decrease in usage of independent contractors.

●	A decrease in travel expenses of approximately $13,000.

●	A decrease in marketing expenses of approximately $28,000.

Other Income (Expenses)

Other income (expenses), net for the three months ended June 30, 2018, were $(65,298) as compared to ($95,424) for the three months ended June 30, 2017. For the three months ended June 30, 2018 other income (expenses) consisted primarily of approximately $94,568 in interest expense and $25,900 gain on change in derivative value. For the three months ended June 30, 2017 other income (expenses) consisted mostly of interest expense of $71,291 offset by an approximately $25,300 loss on the change in value of the derivative.

Net Loss

The net loss for the three months ended June 30, 2018 was $(471,953), or a basic and diluted loss per share of $(0.03), as compared to a net loss of $(637,824), or a basic and diluted loss per share of $(0.04), for the three months ended June 30, 2017. The decrease in the loss compared to the prior period is primarily attributable to lower operating expenses and higher contract revenues.

Summary of Statements of Operations for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017

Revenue	$2,124,675	$2,289,567
Gross profit (loss)	$391,575	$397,116
Operating expenses	$1,256,825	$1,512,685
Loss from operations	$(865,250)	$(1,115,569)
Other income (expense)	$(178,553)	$(56,891)
Net loss	$(1,043,803)	$(1,172,460)
Loss per common share - basic and diluted	$(0.06)	$(0.07)

Revenue

Revenue was $2,124,675 for the six months ended June 30, 2018, as compared to $2,289,567 for the six months ended June 30, 2017, a decrease of $164,892. The decrease in revenue was primarily due to a delay during the first quarter in the start of new projects.

Gross Profit (Loss)

The Company generated a gross profit of $391,575, resulting in a gross profit margin of 18%, during the six months ended June 30, 2018 as compared to a gross profit of $397,116 and a gross profit margin of 17%, during the six months ended June 30, 2017. The gross profit percentage improved for the six months ended June 30, 2018 due to an increase in overall estimated profit margins on jobs entered into subsequent to June 30, 2017. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 17% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The overall $255,860 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease in professional fees of approximately $161,000 primarily due to lower stock compensation for non-employees.
●	A decrease in compensation expense of approximately $53,000 primarily due to les usage of independent contractors.
●	A decrease in marketing expenses of approximately $41,000.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the six months ended June 30, 2018, were $(178,553), as compared to $(56,891) for the six months ended June 30, 2017. For the six months ended June 30, 2018 other income (expenses) consisted of $159,523 in interest expense plus a ($24,400) loss from the change in derivative value. For the six months ended June 30, 2017 other income (expenses) consisted of interest expense of $142,498 net of a gain on the value of the derivative of $56,600.

Net Loss

The net loss for the six months ended June 30, 2018 was $(1,043,803), or a basic and diluted loss per share of $(0.06), as compared to a net loss of $(1,172,460), or a basic and diluted loss per share of $(0.07), for the six months ended June 30, 2017. The decrease in the loss compared to the prior period is primarily attributable to an increase in gross profit on newer projects, a decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018, compared to December 31, 2017:

	June 30, 2018	December 31,2017	Increase/ (Decrease)
Current Assets	$1,226,311	$893,508	$332,803
Current Liabilities	$7,175,660	$5,385,423	$(1,790,237)
Working Capital (Deficit)	$(5,949,349)	$(4,491,915)	$(1,457,434)

At June 30, 2018, we had a working capital deficit of $(5,949,349) as compared to working capital deficit of $(4,491,915) at December 31, 2017, a working capital deficit increase of $(1,457,434).

Summary Cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by (used in) operating activities	$(666,578)	$218,417
Net cash provided by (used in) financing activities	$394,176	$(124,423)

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

The net loss was only partially offset by the changes in operating assets and liabilities leaving a net cash used by operating activities of $666,578.

Cash From Financing Activities

Net cash provided by or (used in) financing activities for the six months ended June 30, 2018 and 2017 was $394,176 and ($124,423), respectively. During the six months ended June 30, 2018, the Company received loan proceeds of $300,000 and received proceed form stock sales of $224,000.

Going Concern

As of June 30, 2018, the Company had a working capital deficit of $(5,949,349). Furthermore, the Company had a net loss of $(993,903) for the six months ended June 30, 2018 and an accumulated deficit totaling $(16,866,899). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through May 21, 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $35,000 for entering into the Credit Agreement. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date of this filing was $937,500.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2018, see the “Recent Accounting Pronouncements” section of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2018, two note holders filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,176.77, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company. A hearing is set for September 20, 2018 on the Motion for Summary Judgment in Lieu of Complaint. The Company intends to vigorously defend this claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended June 30, 2018, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Other than the below, there is no other information required to be disclosed under this item which was not previously disclosed.

On May 8, 2018, John Tuntland was appointed to the Company’s Board of Directors. The Company entered into a director agreement (the “Tuntland Director Agreement”), concurrent with Mr. Tuntland’s appointment to the Board effective May 8, 2018. Pursuant to the Tuntland Director Agreement, Mr. Tuntland is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tuntland shall receive non-qualified stock options (the “Tuntland Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock provided he continues to serve on the board through June 30, 2019. The exercise price of the Tuntland Options shall be One Dollar ($1.00) per share and will be exercisable for 5 years from the date of grant. The Tuntland Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2018. The Tuntland Options are subject to the terms and conditions of the Company’s standard Nonqualified Stock Option Agreement, a copy of which was previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016. The Company also entered into its standard indemnification agreement with Mr. Tuntland. A copy of the form of indemnification agreement is filed herewith. In addition, Mr. Tuntland entered into an eighteen-month loan agreement with the Company on April 9, 2018. Pursuant to the agreement, Mr. Tuntland agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Director Agreement, dated May 8, 2018, between the Company and John Tuntland.***

10.2	Form of Director and Officer Indemnification Agreement.***

10.3	Unsecured Promissory Note, dated April 9, 2018, between the Company and John Tuntland.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

** Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: August 20, 2018	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

