Form 10-Q
period 2018-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2018-11-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54883

SPORTS FIELD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1020 Cedar Ave, Suite 230

St. Charles, IL 60174

(Address of principal executive offices)

978-914-7570

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “a smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2018, there were 19,142,743 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$22,808	$281,662
Restricted Cash	10,573	-
Accounts Receivable	793,881	53,229
Other Receivable	36,015	-
Contract Assets	760,253	461,494
Prepaid Expenses and Other Current Assets	242,103	97,123
Total Current Assets	1,865,633	893,508
Property, Plant and Equipment, net	3,434	6,138
Deposits	2,090	2,090
TOTAL ASSETS	$1,871,157	$901,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Cash Overdraft	$-	$-
Accounts Payable and Accrued Expenses	4,762,372	3,120,937
Contract Liabilities	2,029,587	1,221,330
Promissory Notes, net of debt discount	1,188,592	267,788
Derivative Liability	294,900	84,200
Convertible Notes	691,168	691,168
Total Current Liabilities	8,966,619	5,385,243

Promissory Notes, net of current portion	4,163	750,000
Total Liabilities	8,970,782	6,135,423
Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 19,142,743 and 17,394,027 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	191	174
Additional paid in capital	10,878,968	10,593,735
Common Stock Subscription Receivable	(4,500)	(4,500)
Accumulated Deficit	(17,974,284)	(15,823,096)
Total Stockholders’ Deficit	(7,099,625)	(5,233,687)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,871,157	$901,736

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Income
Contract Revenue	$3,077,289	$2,466,253	$5,201,964	$4,755,820
Contract Cost of Sales	3,098,858	2,059,826	4,831,958	3,952,277
Gross Profit (Loss)	(21,569)	406,427	370,006	803,543
Operating Expenses
Selling, General and Administrative	844,237	501,906	2,099,183	2,012,058
Research and Development	990	-	1,179	505
Depreciation	1,014	1,014	2,704	3,042
Total Operating Expense	846,241	502,920	2,103,066	2,015,605
Loss from Operations	(867,810)	(96,493)	(1,733,060)	(1,212,062)
Other Income (Expense)
Interest, net	(54,271)	(69,850)	(213,794)	(212,348)
Change in fair value of Derivative	(186,300)	(49,300)	(210,700)	7,300
Miscellaneous Income	996	-	6,366	29,000
Total Other Income (Expense)	(239,575)	(119,150)	(418,128)	(176,041)
Net Loss	$(1,107,385)	$(215,643)	$(2,151,188)	$(1,388,103)
Net loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.12)	$(0.08)

Weighted average common shares, basic and diluted	18,292,242	17,298,884	18,655,127	17,277,764

  See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,151,188)	$(1,388,103)
Adjustments to reconcile net loss to net cash from operations
Depreciation	2,704	3,042
Amortization of debt discount	6,921	19,746
Share based compensation	46,251	121,174
Change in fair value of derivative	210,700	(7,300)
Changes in Operating Assets and Liabilities:
Inventory	-	104,200
Accounts receivable	(740,652)	(509,478)
Other receivable	(36,015)	-
Prepaid expense	(66,631)	(37,552)
Accounts payable and accrued expenses	1,641,433	1,578,429
Contract assets	(298,759)	(483,359)
Contract liabilities	808,257	739,324
Net cash provided by (used in) operating activities	(576,979)	140,123

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes	(210,302)	(155,005)
Proceeds of promissory notes from related parties	300,000	-
Proceeds from issuance of common stock	239,000	-
Net cash provided by (used in) financing activities	328,698	(155,005)

Decrease in cash and restricted cash	(248,281)	(14,882)
Cash and restricted cash, beginning of period	281,662	15,388
Cash and restricted cash, end of period	$33,381	$506

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$126,777	$117,021
Taxes	$-	$-

Non-cash Investing and Financing activities:
Notes issued for insurance premiums	$78,349	$85,632
Conversion of debt and interest to common stock	$-	$3,248

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

The condensed consolidated balance sheet as of December 31, 2017, has been derived from audited financial statements but does not include all information required by GAAP for complete financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of September 30, 2018, and December 31, 2017, the Company’s accounts receivable balance was $793,881 and $53,229, respectively, and the allowance for doubtful accounts is $0, respectively.

Other Receivable

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company was obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company was obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client was obligated to release from escrow a retainage amount of $110,000. This remediation work has been completed and the funds have been released from escrow.

The Other Receivable in the amount of $36,015 represents sales tax with the Company has already paid but has yet to recover from its client.

Restricted Cash

In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we revised our consolidated statement of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised our prior periods presented to conform to the current period presentation. Restricted cash is primary related a joint checking account set up in the second quarter of 2018 between the Company and one of its clients in order to received funds from the client and subsequently disperse the same to various subcontractors of the Company. All dispersals require both the Company’s and client’s authorization prior to payment.

	September 30, 2018	December 31, 2017
Cash	$22,808	$281,662
Restricted Cash	10,573	-
Total Cash and restricted Cash	$33,381	$281,662

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a 1-year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of September 30, 2018 and December 31, 2017, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the derivative. In applying the Black-Scholes option pricing model to the derivative, the Company used the following weighted average assumptions:

	At September 30, 2018	At December 31, 2017

Risk free interest rate	2.47%	1.31%
Dividend yield	0%	0%
Expected volatility	45.71%	45.51%
Expected life in years	1.00	1.00
Forfeiture Rate	0%	0.00%

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2018 and 2017, respectively, are as follows:

	September 30,
	2018	2017

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,597,500	1,297,500
Unvested restricted common shares	-	-
Convertible Notes	2,335,730	1,889,423
Totals	4,612,818	3,866,511

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

At September 30, 2018, the Company had 4 customers representing 32%, 29%, 20%, and 16% of the total accounts receivable balance, respectively.

At December 31, 2017, the Company had 1 customer that represented 99% of the total accounts receivable balance.

For the three months ended September 30, 2018, the Company had 4 customers that represented 32%, 30%, 22% and 12%, respectively, of the total revenues, respectively, and for the three months ended September 30, 2017, the Company had 3 customers that represented 41%, 37% and 15% of the total revenues, respectively.

For the nine months ended September 30, 2018, the Company had 5 customers that represented 26%, 19%, 18%, 15% and 12%, respectively, of the total revenues, respectively, and for the nine months ended September 30, 2017, the Company had 2 customers that represented 54% and 32% of the total revenues, respectively.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption may be to record a single right-of-use asset and corresponding lease obligation for current operating leases (See section entitled, “Operating Leases”, below). The adoption is not expected to have a material impact on the Company's consolidated balance sheets, statements of income or cash flows.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016- 08 coincided with an entity’s adoption of ASU 2014-09. The adoption did not impact our financial statements.

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

NOTE 3 – GOING CONCERN

As of September 30, 2018, the Company had a working capital deficit of $(7,100,986). Furthermore, the Company had a net loss of $(2,151,188) for the nine months ended September 30, 2018 and an accumulated deficit totaling ($7,099,625). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

Contract assets consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Costs & Estimated Earnings in Excess of Billings	$760,253	$204,610
Inventory	-	256,884
Contract Assets	$760,253	$461,494

Contract assets increased by $514,809 compared to December 31, 2017 due primarily to an increase in project activity during the nine months ended September 30, 2018.

Contract liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Billings in Excess of Costs & Estimated Earnings	$1,994,819	$1,186,562
Provision for Estimated Losses on Uncompleted Contracts	34,768	34,768
Contract Liabilities	$2,029,587	$1,221,330

Contract liabilities increased $808,257 compared to December 31, 2017 primarily due to higher Billings in Excess of Costs & Estimated Earnings and increased project activity.

Warranty Costs

During the nine months ended September 30, 2018 and September 30, 2017, the Company incurred costs of approximately $26,222 and $16,020, respectively. The Company has implemented policies and procedures to avoid or reduce these costs in the future. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. However, based upon historical warranty issues, the Company has established a warranty reserve, which is $50,000 as of September 30, 2018 and $50,000 as of December 31, 2017.

NOTE 5 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at September 30, 2018 and December 31, 2017 was $522,667 including interest and penalty as disclosed below.

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

On July 25, 2018, this Note Holder and another filed (“Note Holder Plaintiffs”) suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,177, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company.

On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares.

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

As of September 30, 2018, the Company was not compliant with the repayment terms of all of the Notes. As of September 30, 2018, and December 31, 2017, the outstanding principal balance on the Notes was $522,667. The Company is currently conducting good faith negotiations with the Note Holders to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Notes at the default interest rate of 15% per annum.

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

The Company reassessed the conversion feature of the note for derivative treatment on December 31, 2016. Due to the fact that this convertible note has an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at period end. The conversion feature, when reassessed, gave rise to a derivative liability of $204,300. In accordance with ASC 815 the $204,300 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations. For the three months and nine months ended September 30, 2018, the company recorded a change in fair value of ($186,300) and ($210,700), respectively. As of September 30, 2018, the derivative liability was $294,900.

The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017.

The outstanding principal balance on the February 2016 Note at both September 30, 2018 and December 31, 2017 was $168,500.

As of September 30, 2018, the Company was not compliant with the repayment terms of this note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted.

The Company recorded $18,957 and $17,328 in penalty interest during the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively, as a result of the default. Accrued interest on this note is $31,594 and $12,638 as of September 30, 2018 and December 31, 2017, respectively.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Borrowers and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of $44,500 for entering into the Credit Agreement. The loan fees shall be amortized to interest expense over the life of the notes. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of September 30, 2018 was $895,833. In December 2017, in exchange for an extension fee of $10,000, this Credit Agreement was converted into a one-year term loan and extend for one additional year, with monthly payments of $20,833 in principal plus interest at 15% and a balloon payment of $729,167 due at maturity on January 25, 2019.

On December 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $37,050, which would accrue interest at 11.952% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $3,243, including interest starting on January 3, 2018. At September 30, 2018, the outstanding balance related to this finance agreement was $0.

On January 15, 2017, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of the agreement, IPFS loaned the Company the principal amount of $75,011, which would accrue interest at 11.765% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make eight monthly payments of $9,795, including interest starting on February 27, 2018. At September 30, 2018, the outstanding balance related to this finance agreement was $0.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on September 30, 2019. At September 30, 2018, the outstanding balance related to this finance agreement was $250,000.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a shareholder. Pursuant to the agreement, the shareholder agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At September 30, 2018, the outstanding balance related to this finance agreement was $50,000.

Future minimum principal payments under promissory notes and convertible notes are as follows:

Year ending September 30:

2019	$1,882,839
2020	4,163
$1,887,002

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of September 30, 2018, and December 31, 2017, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of September 30, 2018, and December 31, 2017, the Company has 19,142,743 and 17,394,027 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three and nine months ended September 30, 2018, 57,942 and 145,884 shares of common stock valued at $14,736 and $42,085, respectively, were issued to various consultants and employees for professional services provided to the Company.

During the three and nine months ended September 30, 2017, 109,579 and 180,028 shares of common stock valued at $48,537 and $73,722, respectively, were issued to various consultants and employees for professional services provided to the Company.

Sale of common stock

During the nine months ended September 30, 2018, the Company sold 1,593,332 shares of common stock to investors for proceeds of $239,000.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Risk free interest rate	2.32-2.66%	1.26-1.73%
Dividend yield	0.00%	0.00%
Expected volatility	41.64-43.87%	40% - 45%
Expected life in years	3.5 – 5.0	2.5 – 5.0
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	1.14	3.24
Granted	300,000	0.78	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - September 30, 2018	1,597,500	1.07	2.43
Exercisable - September 30, 2018	1,372,500	1.18	2.95

At September 30, 2018 and December 31, 2017, the total intrinsic value of options outstanding was $8,000 and $14,000, respectively.

At September 30, 2018 and December 31, 2017, the total intrinsic value of options exercisable was $8,000 and $14,000, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $3,692 and $4,166 for the three and nine months ended September 30, 2018, respectively and $35,427 and $105,143 for the three and nine months ended September 30, 2017, respectively. There is approximately $7,279 amortization of stock option compensation left to be recognized over the next year.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2017	679,588	$1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – September 30, 2018	679,588	$1.03	0.91
Exercisable – September 30, 2018	679,588	$1.03	0.91

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $93,300 and $270,000 for the three and nine months ended September 30, 2017, respectively. Included in consulting expense for the three and nine months ended September 30, 2017 were 10,000 and 30,000 shares of common stock valued at $4,900 and $12,100, respectively, issued to NexPhase. The NexPhase consulting agreement was terminated on October 1, 2017. As September 30, 2018 and December 31, 2017, the outstanding payable to NexPhase was $154,090.

Glenn Tilley, a director of the Company, was issued 15,000 shares of our common stock as part of a Waiver entered into with Mr. Tilley on March 31, 2016. Mr. Tilley was issued an additional 30,000 shares of our common stock as part of a Second Waiver entered into with Mr. Tilley on October 21, 2016. As of September 30, 2018, $170,858 was outstanding under the Tilley note, plus accrued interest of $56,195 (See Note 5 - Convertible Notes - May 7, 2015 Notes).

On March 30, 2018, the Company entered into an eighteen-month loan agreement with a shareholder. Pursuant to the agreement, the shareholder agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on September 30, 2019.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, the Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (iii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. As of the three and nine month periods ended September 30, 2018 and 2017, the Company has recorded $39,126 and $117,378 of expense related to the agreement, respectively.

Placement Agent and Finders Agreements

The Company entered into a second exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, among other things Spartan will act as the Company’s exclusive financial advisor and provide investment banking services. Spartan is to be paid (i) a monthly fee of $10,000 for 4 months for the period commencing October 1, 2015 through January 1, 2016; and contingent upon Spartan successfully raising $2.0 million under the 2015 Spartan Advisory Agreement (ii) a monthly fee of $5,000 for 6 months for the period commencing February 1, 2016 through July 1, 2016; (iii) a monthly fee of $7,500 for 6 months for the period commencing August 1, 2016 through January 1, 2017; (iv) a monthly fee of $10,000 for 12 months for the period commencing February 1, 2017 through January 1, 2018; and (v) a monthly fee of $13,700 for 12 months for the period commencing February 1, 2018 through January 1, 2019. The obligation to pay the monthly fee shall survive any termination of this agreement. The 2015 Spartan Advisory Agreement expires on January 1, 2019.

As of September 30, 2018, and December 31, 2017, Spartan was owed fees of $261,250 and $153,750, respectively.

Litigation

On July 25, 2018, two Note Holders (“Note Holder Plaintiffs”) filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,177, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company.

On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares.

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

Rent expense was $5,553 and $3,135 for the three months ended September 30, 2018 and 2017, respectively.

Rent expense was $15,597 and $9,405 for the nine months ended September 30, 2018 and 2017, respectively.

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

During the third quarter, we were awarded over $3 million in new projects, which projects have not yet commenced construction.

Summary of Statements of Operations for the Three Months Ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017

Revenue	$3,077,289	$2,466,253
Gross profit (loss)	$(21,569)	$406,427
Operating expenses	$846,241	$502,920
Loss from operations	$(867,810)	$(96,493)
Other income (expense)	$(239,575)	$(119,150)
Net loss	$(1,107,385)	$(215,643)
Loss per common share - basic and diluted	$(0.06)	$(0.01)

Revenue

Revenue was $3,077,289 for the three months ended September 30, 2018, as compared to $2,466,253 for the three months ended September 30, 2017, an increase of $611,036. The increase in revenue was primarily due to greater progress on construction projects during 2018.

Gross Profit (Loss)

The Company generated a gross profit (loss) of ($21,569), resulting in a negative gross profit margin of (0.7%), during the three months ended September 30, 2018 as compared to a gross profit of $406,427 and a gross profit margin of 16.5%, during the three months ended September 30, 2017. The gross profit percentage decreased due to a construction delay in a larger project, which resulted in higher estimated costs, including various change orders. As of the date of this filing, the Company and the client have not finalized the particulars of the change orders and any revenue related to such change orders has not yet been included into the Company’s financial statements.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 68.3% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The overall $343,321 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in compensation expense of approximately $80,000. The increase was primarily due to a decrease in usage of independent contractors and expanded project work.

●	An increase in professional fee expenses of approximately $190,000.

Other Income (Expenses)

Other income (expenses), net for the three months ended September 30, 2018, were $(239,575) as compared to ($119,150) for the three months ended September 30, 2017. For the three months ended September 30, 2018 other income (expenses) consisted primarily of approximately $54,271 in interest expense and $186,300  loss on change in derivative value. For the three months ended September 30, 2017 other income (expenses) consisted mostly of interest expense of $69,850 and $49,300 loss on the change in value of the derivative.

Net Loss

The net loss for the three months ended September 30, 2018 was $(1,107,385), or a basic and diluted loss per share of $(0.06), as compared to a net loss of $(215,643), or a basic and diluted loss per share of $(0.01), for the three months ended September 30, 2017.

Summary of Statements of Operations for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Revenue	$5,201,964	$4,755,820
Gross profit (loss)	$370,007	$803,543
Operating expenses	$2,103,066	$2,015,605
Loss from operations	$(1,733,060)	$(1,212,062)
Other income (expense)	$(418,128)	$(176,041)
Net loss	$(2,151,188)	$(1,388,103)
Loss per common share - basic and diluted	$(0.12)	$(0.08)

Revenue

Revenue was $5,201,964 for the nine months ended September 30, 2018, as compared to $4,755,820 for the nine months ended September 30, 2017, an increase of $446,144. The increase in revenue was primarily due various projects which commenced construction during the third quarter.

Gross Profit (Loss)

The Company generated a gross profit of $370,007, resulting in a gross profit margin of 7.1%, during the nine months ended September 30, 2018 as compared to a gross profit of $803,543 and a gross profit margin of 16.9%, during the nine months ended September 30, 2017. The gross profit percentage declined for the nine months ended September 30, 2018 due to a construction delay in a larger project, which resulted in higher estimated costs, including various change orders. As of the date of this filing, the Company and the client have not finalized the particulars of the change orders, and any revenue related to such change orders has not yet been included into the Company’s financial statements.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses increased by 4.3% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The overall $87,461 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase in professional fees of approximately $60,000 primarily due to lower stock compensation for non-employees.
●	A decrease in marketing expense of approximately $100,000.
●	An increase in insurance expenses of approximately $100,000.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable.

Other income (expenses), net for the nine months ended September 30, 2018, were $(418,128), as compared to $(176,041) for the nine months ended September 30, 2017. The increase consisted almost entirely of the ($210,700) net loss on the value of the derivative.

Net Loss

The net loss for the nine months ended September 30, 2018 was $(2,151,188), or a basic and diluted loss per share of $(0.12), as compared to a net loss of $(1,388,103), or a basic and diluted loss per share of $(0.08), for the nine months ended September 30, 2017. The increase in the loss compared to the prior period is primarily attributable to a decrease in gross profit on a larger project which incurred a construction delay, which resulted in higher estimated costs, including various change orders. As of the date of this filing, the Company and the client have not finalized the particulars of the change orders and any revenue related to such change orders has not yet been included into the Company’s financial statements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2018, compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$1,865,633	$893,508	$972,125
Current Liabilities	$8,966,619	$5,385,423	$(3,581,196)
Working Capital (Deficit)	$(7,100,986)	$(4,491,915)	$(2,609,071)

At September 30, 2018, we had a working capital deficit of $(7,100,986) as compared to working capital deficit of $(4,491,915) at December 31, 2017, a working capital deficit increase of $2,609,071.

Summary Cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by (used in) operating activities	$(576,979)	$140,123
Net cash provided by (used in) financing activities	$328,698	$(155,005)

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

The net loss was only partially offset by the changes in operating assets and liabilities leaving a net cash used by operating activities of $576,979.

Cash From Financing Activities

Net cash provided by or (used in) financing activities for the nine months ended September 30, 2018 and 2017 was $328,698 and ($155,005), respectively. During the nine months ended September 30, 2018, the Company received loan proceeds of $300,000 and received proceeds from stock sales of $239,000.

Going Concern

As of September 30, 2018, the Company had a working capital deficit of $(7,100,986). Furthermore, the Company had a net loss of $(2,151,188) for the nine months ended September 30, 2018 and an accumulated deficit totaling $(7,099,625). Management has concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. We have evaluated the significance of these conditions in relation to our ability to meet our obligations.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2018, see the “Recent Accounting Pronouncements” section of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2018, two note holders filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owes the plaintiffs a total amount of $466,177, which is inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company.

On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 14, 2018, the Company issued and sold 100,000 shares of common stock, at a per share price of $0.15 in cash, generating total proceeds of $15,000. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company will place 850,000 shares of common stock into Escrow as security for the promissory notes it issued pursuant to the Settlement Agreement with the Note Holder Plaintiffs discussed above.  In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. If shares are to be released from the Escrow, the Company intends to rely on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

SPORTS FIELD HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

