Form 10-K
period 2018-12-31
SPORTS FIELD HOLDINGS, INC.
filed 2019-04-16
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on a closing price of $0.30 was $5,698,797. As of March 31, 2019, the registrant had 23,241,792 of shares its common stock, par value $0.00001 per share, outstanding.

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

Upon completion of the Merger on June 16, 2014, Anglesea merged with Sports Field Private Co in a short-form merger transaction. Upon completion of the Short Form Merger, the Company became the parent company of the Sport Field Private Co’s then wholly owned subsidiaries, Sports Field Contractors LLC, FirstForm, Inc. (formerly SportsField Engineering, Inc.) and Athletic Construction Enterprises, Inc. In connection with the Short Form Merger, Anglesea changed its name to Sports Field Holdings, Inc. (“Sports Field”) on June 16, 2014.

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

We have initiated an ambassador program that includes current and former professional athletes from the sports in which they played. We currently have agreements with Thurman Thomas, future Hall of Fame retired NFL player, Rick Honeycutt, former MLB pitcher and current pitching coach of the Los Angeles Dodgers and Chris Wingert, current 12-year veteran Major League Soccer player who most recently played with the Real Salt Lake (collectively our “Sports Ambassadors”). These professionals maintain high level contacts with the NFL, Major League Baseball, professional soccer leagues, and major universities and colleges. These contacts have introduced the Company to NFL owners, professional athletes, college presidents and athletic directors, head coaches and other important industry contacts.

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

Patents

The Company will soon file for process patents on its products.

Employees

We have 7 full time employees. Additionally, the Company employs 25 independent contractors, including 22 contract employees for sales and two for accounting and investor relations services. None of our employees are represented by a labor union.

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

Where You Can Find More Information

Our website address is www.firstform.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at https://sportsfieldholdingsinc.com/investors. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO OUR COMPANY

WE ARE NOT YET PROFITABLE AND MAY NEVER BE PROFITABLE.

Since inception through December 31, 2018, Sports Field has raised $10,900,611 in capital. During this same period, we have recorded net accumulated losses totaling $19,566,530. As of December 31, 2018, we had a working capital deficit of $(7,756,792) Our net losses for the two most recent fiscal years ended December 31, 2018 and 2017 have been $(3,743,434) and ($1,865,516), respectively. Our ability to achieve profitability depends upon many factors, including the ability to develop and commercialize products. There can be no assurance that we will ever achieve profitable operations.

WE HAVE SUBSTANTIAL DOUBT RELATED TO THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2018, the Company had a working capital deficit of $(7,756,792). As of December 31, 2018, the Company has cash of $247 and net loss and net cash used in operating activities of $(3,743,434) and $(510,086), respectively, for the year ended December 31, 2018, and an accumulated deficit totaling $(19,566,530). Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through April 15, 2020.

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

To date, we have funded our operational short-fall primarily through private offerings of common stock, convertible notes and promissory notes, billings in excess of costs, our line of credit and factoring of receivables. The Company believes it has potential financing sources in order to raise the capital necessary to fund operations through April 15, 2020.

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, Spartan acted as the Company’s financial advisor and placement agent and assisted the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. The 2015 Spartan Advisory Agreement expired on January 1, 2019, although payment obligations continue through August 1, 2019.

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

The success of our business is dependent on our ability to attract, develop and retain qualified personnel advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our ability to profitably execute our work could be adversely impacted. With respect to the recent departure of the Director of Project Management, see Subsequent Events, such duties will be temporarily handled by our Chief Executive Officer until such time as a replacement is found.

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

In July 2016, we entered into the Loan Agreement with Genlink, pursuant to which Genlink made available to the Company a Revolving Loan. Pursuant to the Loan Agreement, the Company issued the Genlink Note up to an aggregate principal amount of One Million Dollars ($1,000,000), of which the Company has borrowed $1,000,000 to date, which is payable on December 20, 2017. Additionally, pursuant to the Loan Agreement, the Company and Genlink entered into the Security Agreement, pursuant to which the Company granted Genlink a senior security interest in substantially all of the Company’s assets as security for repayment of the Revolving Loan. In the event of the Company’s failure to make payments or to otherwise comply with the terms of the Revolving Loan under the Security Agreement or the Genlink Note, Genlink can declare a default and seek to foreclose on the Company’s assets. If the Company is unable to repay or refinance such indebtedness it may be forced to cease operations and the holders of the Company’s securities may lose their entire investment. In December 2017, this Loan Agreement was extended through January 25, 2019 and converted to a term loan bearing interest at 15% with monthly payments of $20,833 in principal plus interest with a balloon payment of $729,167 due on the maturity date. The Company incurred $10,000 in debt issuance costs as part of the modification which are recorded as debt discount and amortized over the agreement. Debt discount at December 31, 2017 is $10,000. In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements. As a result, our management has concluded that as of December 31, 2018, we have material weaknesses in our internal control procedures and our internal control over financial reporting was ineffective.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff. In April 2019, the Company has begun to hire additional staff to facilitate greater segregation of duties.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a highly competitive business and we might not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock and 20,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial quantity of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 1020 Cedar Avenue, Suite 230 St. Charles, IL 60174. This office has approximately 1,400 sq. ft. office space rented at a rate of $1,435 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company was obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company was obligated to complete installment of a replacement track which was of the same or comparable specifications as in the original contract. Upon completion of the installation, the client was obligated to release from escrow a retainage amount of $110,000. During construction, the Company’s insurance company was obligated to release from escrow funds to cover the expected construction costs of $370,000; the remediation was entirely funded with insurance proceeds. This remediation work has been completed.

On July 25, 2018, two note holders filed suit against the Company in the New York State Supreme Court, County of New York. The suit alleges that, as of July 24, 2018, the Company owed the plaintiffs a total amount of $466,177, which was inclusive of principal and interest. The plaintiffs filed a Motion for Summary Judgment in Lieu of Complaint and asked that judgment be entered against the Company.

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share.

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with a former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $46,000.

On or about April 5, 2019, Spartan Capital Securities, LLC, the Company’s broker-dealer (“Spartan”) filed an arbitration claim against the Company before the American Arbitration Association (New York, New York), seeking an award of fees and other damages related to Spartan’s Investment Banking Agreement with the Company. The Company intends to contest the claim and file a counterclaim against Spartan.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2018 and 2017 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2018	High	Low
First Quarter (January 1 – March 31)	$0.30	$0.10
Second Quarter (April 1 – June 30)	$0.47	$0.28
Third Quarter (July 1 – September 30)	$0.39	$0.14
Fourth Quarter (October 1 – December 31)	$0.60	$0.16

Fiscal 2017	High	Low
First Quarter (January 1 – March 31)	$0.70	$0.26
Second Quarter (April 1 – June 30)	$0.50	$0.25
Third Quarter (July 1 – September 30)	$0.50	$0.30
Fourth Quarter (October 1 – December 31)	$0.50	$0.30

(b) Holders of Common Equity

As of March 31, 2019, there were 247 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

On August 14, 2018, the Company issued and sold 100,000 shares of common stock, at a per share price of $0.15 in cash, generating total proceeds of $15,000. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company placed 850,000 shares of common stock into escrow as security for the promissory notes it issued pursuant to the Settlement Agreement with the Note Holder Plaintiffs discussed above. In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. If shares are to be released from the Escrow, the Company intends to rely on the exemption from registration under Section 4(a)(2) of the Securities Act.

The Company placed 970,000 shares of common stock into escrow as security for the promissory notes it issued pursuant to Genlink as discussed above. In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock. If shares are to be released from the escrow, the Company intends to rely on the exemption from registration under Section 4(a)(2) of the Securities Act.

In March and April 2019, the Company issued and sold 4,100,000 shares of common stock, at a per share price of $0.10 in cash, generating total proceeds of $410,000. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Common Stock in Exchange for Services

During the period January 1, 2018 through December 31, 2018, the Company issued 137,204 shares of its common stock at a fair value of $33,548 to a consultant pursuant to his agreement with the Company and service in such capacity. The shares were valued based upon the volume weight average quoted closing trading price for the five days prior to the date of issuance.

During the period January 1, 2018 through December 31, 2018, the Company issued 40,000 shares of its common stock at a fair value of $15,372 to an employee for services. The shares were valued based upon the quoted closing trading price on the date of issuance.

During the period January 1, 2018 through December 31, 2018, the Company issued 6,000 shares of its common stock at a fair value of $2,057 to an employee for services. The shares were valued based upon the quoted closing trading price on the date of issuance.

Issuance of Stock Options for Services

On January 11, 2018, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $3,571. The options immediately vested and have a $0.35 strike price.

On May 8, 2018, the Company issued 200,000 common stock options to a board member for his services at a fair value of $10,169. The options vest ratably over a two-year period and have a $1 strike price.

On July 11, 2018, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $10,996. The options immediately vested and have a $0.35 strike price.

On March 1, 2019, in exchange for retiring 400,000 in previously issued common stock options, the Company issued 550,000 common stock options to a consultant for investor relations services. The options ratably in one-half year increments and have a $0.10 strike price.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Statements of Operations for the Years Ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017

Revenue	$6,599,464	$7,045,892
Gross profit (loss)	$(1,117,456)	$1,091,962
Operating expenses	$(2,385,565)	$(2,821,994)
Loss from operations	$(3,503,021)	$(1,730,032)
Other income (expense)	$(240,413)	$(135,484)
Net loss	$(3,743,434)	$(1,865,516)
Loss per common share - basic and diluted	$(0.19)	$(0.11)

Revenue

Revenue was $6,599,465 for the year ended December 31, 2018, as compared to $7,045,892 for the year ended December 31, 2017, a decrease of $446,427. This decrease in revenue was primarily attributable to unanticipated prolongated construction timelines and delays in projects starts.

Gross Profit

The Company generated a negative gross profit margin of $(1,117,456), or (16.9%), during the year ended December 31, 2018 as compared to a gross profit of $1,091,962 and a positive gross profit margin of 15.5% during the year ended December 31, 2017. The gross profit percentage became negative for the year ended December 31, 2018 due to cost overruns and substandard project management on a single, large project in New York.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, accounting, financial services, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 15.5% during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The overall $436,429 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A $126,500 decrease in advertising cost;

●	A $192,800 decrease in payroll costs;

●	A $133,200 decrease in stock compensation costs

●	A $70,300 decrease in commissions.

These operating expense decreases were partially offset by the following expense increases:

●	A $105,550 increase in professional fees.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense related to the Company’s notes payable and the gain or loss on the derivative.

Other income (expenses), net for the year ended December 31, 2018, were $(240,413), as compared to $(135,484) for the year ended December 31, 2017. For the year ended December 31, 2018 other income (expenses) consisted of $286,882 in interest expense, a loss on the change in the value of the derivative of $46,900, legal settlement cost of $59,648, a gain on the restructuring of troubled debt of $76,334, a gain from an insurance settlement of $73,561 and miscellaneous income of $3,122. For the year ended December 31, 2017 other income (expenses) consisted of $(284,740) in interest expense, a gain on the change in the value of the derivative of $120,100 and miscellaneous income of $29,516.

Net Loss

The net loss for the year ended December 31, 2018 was $(3,743,434) or a basic and diluted loss per share of $(0.19) as compared to a net loss of $(1,865,516), or a basic and diluted loss per share of $(0.11), for the year ended December 31, 2017. The increase in the loss compared to the prior year is primarily attributable to underestimated project costs and substandard project management on a single, larger project in New York.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018, compared to December 31, 2017:

	December 31, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$770,095	$893,508	$(123,413)
Current Liabilities	$8,526,887	$5,385,423	$(3,141,464)
Working Capital (Deficit)	$(7,756,792)	$(4,491,915)	$(3,264,877)

At December 31, 2018, we had a working capital deficit of $(7,756,792) as compared to working capital deficit of $(4,491,915) at December 31, 2017, a working capital deficit increase of $(3,264,877).

Summary Cash flows for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Net cash provided by (used in) operating activities	$(510,086)	$444,406
Net cash used in investing activities	$(24,292)	$-
Net cash provided by (used in) financing activities	$334,649	$(178,132)

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

The adjustments for the non-cash items decreased from the year ended December 31, 2017 to the year ended December 31, 2018 due primarily to a reduction in both equity-based compensation expense and loss on extinguishment of debt. In addition, the net decrease in cash from changes in working capital activities from the year ended December 31, 2017 to the year ended December 31, 2018 primarily consisted of operational expenses and cost overruns.

Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the year ended December 31, 2018 and 2017 was $334,649 and $(178,132), respectively. During the year ended December 31, 2018, the Company had the following financing transactions: (i) proceeds from private placement of $239,000, proceeds form promissory notes of $628,349 and (ii) repayment promissory notes of $532,700. During the year ended December 31, 2017, the Company had the following financing transactions: (i) debt issuance costs of ($10,000); and (ii) repayment promissory notes of ($168,132).

Going Concern

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2018, the Company had a working capital deficit of $(7,756,792). Furthermore, the Company incurred net losses of approximately $3.74 million for the year ended December 31, 2018 and $1.87 million for year ended December 31, 2017, and had an accumulated deficit of $19.6 million at December 31, 2018. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through April 15, 2020.

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

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015 (the “2015 Spartan Advisory Agreement”). Pursuant to the 2015 Spartan Advisory Agreement, Spartan acted as the Company’s financial advisor and placement agent and assisted the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. The 2015 Spartan Advisory Agreement expired on January 1, 2019, although payment obligations continue through August 1, 2019.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of Genlink, as evidenced by a Security Agreement by and among the Company and Genlink (the “Security Agreement”). The Revolving Note is due and payable, along with interest thereon, on December 20, 2017, and bears interest at the rate of 15% per annum, increasing to 19% upon the occurrence of an event of default. The Company incurred loan fees of approximately $44,500 for entering into the Credit Agreement. The Company must pay a minimum of $75,000 in interest over the life of the loan. The principal balance on the note as of the date hereof is $1,000,000. In December 2017, this Credit Agreement was extended through January 25, 2019 and converted to a term loan bearing interest at 15% with monthly payments of $20,833 in principal plus interest and a balloon payment of $729,167 due at maturity on January 25, 2019. The Company incurred $10,000 in debt issuance costs as part of the modification which are recorded as debt discount and amortized over the agreement. Debt discount at December 31, 2017 is $10,000. In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to meet its total liabilities of $9,457,479 at December 31, 2018, and to continue as a going concern is dependent upon the availability of future funding, continued growth in sales along with increased profitability on sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, the Company had no off-balance sheet arrangements.

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

For the years ended December 31, 2018 and 2017, revenues from contracts with customers is summarized by product category were as follows:

	December 31,
	2018	2017
Product Category
Athletic fields and tracks	$5,016,929	$4,889,657
Vertical construction	1,582,534	2,156,235
Totals	$6,599,463	$7,045,892

“Athletic fields and tracks” relates to the design, engineering and construction of outdoor playing fields, running tracks and related works, stadiums, scoreboards, dug outs, base and drainage work, and similar projects, while “Vertical construction” relates to the design, engineering and construction of an entire facility such as a dormitory, athletics facility, gymnasium, or a similar general construction project.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the year ended December 31, 2018, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-36 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2018.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. The Company does not have a functioning audit committee or effective board oversight.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 31, 2019:

Name	Age	Position	Officer and/or Director Since

Jeromy Olson	49	Chairman, Chief Executive Officer and Director	2014

John Tuntland	43	Director	2018

Glenn Appel	47	Director	2015

Glenn Tilley	57	Director	2016

Tom Minichiello	60	Director	2017

Jeromy Olson, Chief Executive Officer, Chairman, Director

Mr. Jeromy Olson, age 49, combines over 20 years in senior management as well sales and sales training. Mr. Olson is currently an owner of NexPhase Global, a sales management and consulting firm that he founded in 2013. From 2012 to 2013, Mr. Olson was Vice President of Sales and Marketing for Precision Plating Inc., a company involved in precious metal fabrication. From 2007 to 2012, Mr. Olson was Area Sales Manager for Beckman Coulter, a Clinical Diagnostic company that focused on hospital laboratory equipment manufacturing.

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

Glenn Appel, Director

Mr. Appel, age 47, is the current Chief Executive Officer and President of Campania International, Inc. (“Campania”), one of the preeminent suppliers of garden elements in North America. For the last fifteen years, as the Chief Executive Officer and President of Campania, Mr. Appel has fostered exceptional sales growth and constructed a highly effective management team. Prior to joining Campania, Mr. Appel held various management positions with Crayola, LLC. Mr. Appel has an undergraduate degree from Lehigh University and an MBA from Columbia University.

In evaluating Mr. Appel’s specific experience, qualifications, attributes and skills in connection with his appointment as a member of the Board of the Company, the Board considered his expertise in human resources and business execution, as well as his extensive experience as Chief Executive Officer and President of Campania International.

Glenn Tilley, Director

Mr. Tilley, age 57, combines over 30 years of experience in Sports Management and Sports and Entertainment Marketing leadership roles. Currently, Mr. Tilley is the Founder and CEO of The Champions Network, a business acceleration firm with a focus in the sports and health and wellness space. Previously, he was CEO of Ripken Baseball from 2010 to 2014, a baseball management and sports marketing firm where he established and expanded The Ripken Brand on a national level. Previous to his role at Ripken Baseball, Mr. Tilley, as President and CEO of Becker Group from 2001 to 2009, led the transformation of the firm into an international success as a leading entertainment and experiential marketing firm with clients such as The Walt Disney Company, Warner Brothers, The Discovery Channel, The Taubman Company, Simon Properties, and Westfield Properties. Before being promoted to President and CEO, Mr. Tilley was Vice President of Sales for Becker Group from 1992 through 2000. Previous to his role at Becker Group, Mr. Tilley was an executive at Sports Management firms Shapiro and Robinson and Eastern Athletic Services that represented and managed professional athletes in professional baseball and professional football.

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

Tom Minichiello, Director

Tom Minichiello, age 60, is currently Senior Vice President, Chief Financial Officer, Treasurer, and Secretary for Westell Technologies, positions he has held since July, 2013. He is responsible for finance, information technology, human resources, legal, contract administration, real estate, and corporate communications. Prior to Westell, Mr. Minichiello was interim Chief Financial Officer for Tellabs and served in various other positions including Vice President of Finance and Chief Accounting Officer, Vice President of Financial Operations, Vice President of Finance for North America, Director of Finance for all product divisions, and Controller for the Optical Networking Group from March 2001 to July, 2013. Minichiello also served in leadership roles at Andrew Corporation and held financial management and audit positions at Phelps Dodge, Otis Elevator, and United Technologies. He began his career at Sterling Drug. Mr. Minichiello serves on the Governing Body for the Evanta Chicago CFO Executive Summit. He was a Panelist for the 2016 Finance Transformation Summit in Dallas, and previously was an Advisory Board Member for Back on My Feet Chicago and a Board Member for the Tellabs Foundation.

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

John Tuntland, Director

Mr. John Tuntland, age 43, is currently the Global Product Manager, Large Track Type Tractors for Caterpillar, Inc (NYSE: CAT)), which position he had held since June 2017. Previously, he held various other positions within the Caterpillar organization, including but not limited to Global Product Manager for SEM and Regional Product Manager for the Medium Wheel Loader Products (based in China), Global Product Manager for SEM and Regional Product Manager for the Medium Wheel Loader Products, and World Wide New Product Introduction Manager for Medium Wheel Loaders and has held acquisition and 6-Sigma responsibilities within Caterpillar. In addition, Mr. Tuntland is the primary owner and executive of numerous ventures outside of his Fortune 100 related experiences, including farming, commercial real estate and various automotive and service companies.

Mr. Tuntland graduated from the University of Illinois in 1999 with a B.S. in Agricultural Engineering and an MBA from Benedictine University in 2003.

Key Employees

John Rombold, Director of Project Management

Mr. John Rombold, age 48, combines over 20 years of experience in Construction Management including a 10 year career in Athletic Field Construction. Previously, he had been involved in 4 companies in the Commercial Construction Industry holding positions including Director of Construction, Project Manager, Operations Manager, and Sales Engineer. From 2014 through 2016, Mr. Rombold was the Operations Manager for Northeast Turf, a Synthetic Turf Installation company. From 2007 to 2012, he held roles of Director of Construction and Project Manager for ProGrass LLC, a company involved in the construction of Athletic Facilities. From 2002 to 2006, he was a Construction Manager for the 84 Lumber Company, a Retail Company that focused on Building Materials. Previously, he held several positions of increasing responsibility with the General Electric Company. Mr. Rombold is currently an ASBA Certified Field Builder for Synthetic Turf, a LEED Green Associate, and a Licensed Pennsylvania Real Estate Agent. He is also a member of the Pittsburgh Green Building Alliance. He has an undergraduate degree in Business Administration from Clarion University of Pennsylvania. On April 5, 2019, Mr. John Rombold voluntarily resigned from the Company to pursue other activities.

Scott Douglas Allen, Director of Architecture & Engineering

Mr. Scott Douglas Allen, AIA NCARB, age 47, combines over 23 years of experience in the Architecture / Engineering / Construction Industry, including 10 years in senior management positions. In addition to his current, Director of Architecture & Engineering for FirstForm Inc., Mr. Allen has been Managing Principal at S|D|A Architects from 2005 to 2016 and is also currently a partner at SDA/3 Properties Realty Group. Concurrent to that experience, Mr. Allen performed as an Engineering Instructor for 5 years at Pennsylvania State University. Previous to his position with S|D|A Architects & Penn State University, Mr. Allen worked as an Architectural Project Manager for various A/E companies from 1996–2005, most notably, the world renowned and awarding winning firm of Bohlin Cywinski Jackson. Mr. Allen complemented his design and engineering background with onsite construction experience from 1988–1995.

Mr. Allen has an Associate of Specialized Technology Degree from Johnson College and a Professional Bachelor or Architecture Degree from the University of Kansas.

Jacques Roman, Director of Sales

Mr. Roman, age 33, combines over 10 years of experience in the sports construction and synthetic turf industry. Previously to joining, Mr. Roman worked for various industry competitors, including Hellas Construction, directing and managing numerous public and private projects throughout the country, including High School, NCAA and NFL organizations. Mr. Roman attended Appalachian State University, where he was a three-time National Champion, four-time Conference Champion, and three-time First Team All-American on the Appalachian State Football Team.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of five members: Mr. Jeromy Olson, Mr. John Tuntland Mr. Glenn Appel, Mr. Glenn Tilley and Mr. Minichiello. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Appel, Mr. Minichiello and Mr. Tuntland are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely, except that Mr. Tuntland failed to timely file a Form 3 upon his appointment as a director of the Company on or about May 8, 2018.

Code of Ethics

The Company does not currently maintain a Code of Ethics but plans to adopt one in the near future.

Item 11. Executive Compensation.

The following table provides each element of compensation paid or granted to our sole Executive officer, for service rendered during the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeromy Olson(2) (5)	2018	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Chief Executive Officer(1)(6)	2017	$120,000	$0	$8,500	$33	$0	$0	$0	$128,533

1.	Mr. Olson was appointed Chief Executive Officer of the Company on September 18, 2014.

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

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2018 for our continuing named executive officer, no adjustments were made to the base salary of our named executive officer as the board determined, in its independent judgment and without reliance on any survey data, that existing base salary for our executive officer, provided sufficient fixed compensation for retention purposes.

Outstanding Equity Awards at December 31, 2018

The following table provides information on the holdings of stock awards by Mr. Olson at fiscal year-end 2018, including unexercised stock options.

Outstanding Equity Awards at Fiscal Year-End 2018

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exercise date
Jeromy Olson(1)	287,500	0	0	$1.50 to $1.75	October 2021

1.	Represents 200,000 stock options issued and outstanding to Mr. Olson that are scheduled to vest in October 2021. Also represents one-half of 175,000 stock options issued to NexPhase Global pursuant to the NexPhase Global arrangement. NexPhase Global is a consulting firm owned in part by Mr. Olson.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2018:

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn Appel	$0	—	$0	—	—	—	$0
Glenn Tilley	$0	—	$0	—	—	—	$0
John Tuntland(2)			10,169				10,169
Tom Minichiello	0	—	$0	—	—	—	$0

1.	This column reports the amount of cash compensation earned in 2018 for board service.

2.	John Tuntland was appointed as a director on May 7, 2018. Mr. Tuntland received non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at a rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter 2018.

Director Agreements

On August 27, 2015, the Company entered into a director agreement (the “Appel Director Agreement”) with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board effective August 27, 2015. Pursuant to the Appel Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel received non-qualified stock options (the “Appel Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock, which options are now fully vested. The exercise price of the Appel Options shall be One Dollar ($1.00) per share and will be exercisable for 5 years from the date of grant.

On January 4, 2016, the Company entered into a director agreement (the “Tilley Director Agreement”) with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board effective January 4, 2016. Pursuant to the Tilley Director Agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley received non-qualified stock options (the “Tilley Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock, which options are now fully vested. The exercise price of the Tilley Options shall be One Dollar ($1.00) per share and are exercisable for 5 years.

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

On May 7, 2018, the Company entered into a director agreement (“Tuntland Director Agreement”) with John Tuntland, concurrent with Mr. Tuntland’s appointment to the Board of Directors of the Company (the “Board”) effective May 7, 2018. The Tuntland Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tuntland is re-elected to the Board. Pursuant to the Director Agreement, Mr. Tuntland is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tuntland shall receive non-qualified stock options (the “Options”) to purchase up to Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2018.

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

Pursuant to section 3 of the Employment Agreement, Mr. Olson’s employment term was automatically renewed and will expire on January 19, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2019 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Sports Field Holdings, Inc., at 1020 Cedar Ave, Suite 200, St. Charles, IL 60174.

The following table assumes 23,241,792 shares are outstanding as of March 31, 2019.

Name and Address of Beneficial Owner	Outstanding Common Stock	Percentage of Ownership of Common Stock
Officers and Directors
Jeromy Olson(1)	1,105,000	4.8%
Glenn Appel(2)	200,000	0.9%
Glenn Tilley(2)	200,000	0.9%
Tom Minichiello(3)	175,000	0.8%
John Tuntland(4)	50,000	0.2%

Officers and Directors as a Group (5 persons)	1,730,000	7.4%

*	denotes less than 1%.

(1)	Represents (i) 655,000 shares of common stock, (ii) 150,000 shares of common stock underlying vested options with an exercise price of $1.50 per share, (iii) 150,000 shares of common stock underlying vested options with an exercise price of $1.75 per share and (iv) 150,000 shares of common stock underlying vested options with an exercise price of $2.50 per share

(2)	Represents 200,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

(3)	Represents 100,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

(4)	Represents 75,000 shares of common stock underlying vested options with an exercise price of $1.00 per share.

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. We currently have 23,318,980 shares of common stock issued and outstanding.

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

Warrants

As of March 31, 2019, there are 183,338 outstanding warrants to purchase our common shares. The warrants are exercisable for a term ranging from 1 to 1.5 years with an exercise price range of $1.00 - $1.10.

Options

As of March 31, 2019, there are 1,947,500 outstanding options to purchase our securities.

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

As of December 31, 2018, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders under the Plan	287,500	$1.62	1,825,000

Equity compensation plans not approved by security holders	630,000	$1.02	-

Total	917,500	$1.21	1,825,000

(1)	Excludes shares of restricted stock issued under the Plan.

Item 13. Certain Relationships and Related Transactions.

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $270,000 for the year ended December 31, 2017. Included in consulting expense for the year ended December 31, 2017 were 30,000 shares of common stock valued at $12,100, issued to NexPhase. The NexPhase consulting agreement was terminated on October 1, 2017. For years ended December 31, 2018 and 2017, NexPhase earned sales commissions of $0 and $74,517, respectively, and had accounts payable from the Company of $149,090 and $134,992, respectively.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of December 31, 2018 of the aforementioned Note. As of December 31, 2018, the Company was not compliant with the repayment terms of the Notes but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. At December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At December 31, 2018, the outstanding balance was $45,833.

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

As of March 31, 2019, the Board determined that the following directors are independent under these standards:

John Tuntland

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

Services	2018	2017

Audit Fees	$52,500	$50,500

Audit - Related Fees	-	-

Tax fees	$3,000	$5,000

Total	$55,500	$55,500

The Company has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to the fees paid by the Company to the principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated May 8, 2018, between the Company and John Tuntland (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2018).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11

Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

Exhibit No.	Description

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-k filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22

Settlement Agreement, dated January 26, 2018, between the Company and Montreat College. (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 20, 2018).

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: April 15, 2019	By:	/s/ Jeromy Olson
Name: Jeromy Olson
Title: Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer and Financial Officer), Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeromy Olson	Chief Executive Officer	April 15, 2019
Jeromy Olson	(Principal Executive Officer and Principal Accounting and Financial Officer), Chairman of the Board

/s/ John Tuntland	Director	April 15, 2019
John Tuntland

/s/ Glenn Appel	Director	April 15, 2019
Glenn Appel

SPORTS FIELD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sports Field Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sports Field Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Somerset, New Jersey

April 15, 2019

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$247	$281,662
Restricted Cash	81,686	-
Accounts receivable	244,801	53,229
Contract assets	363,396	461,494
Prepaid expenses and other current assets	79,965	97,123
Total current assets	770,095	893,508

Property and equipment, net	19,567	6,138
Deposits	2,090	2,090

Total assets	$791,752	$901,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,251,325	$3,120,937
Contract liabilities	2,212,258	1,221,330
Promissory notes, net of debt discount of $0 and $30,090, respectively	592,846	267,788
Derivative liability	131,100	84,200
Convertible notes payable	339,358	691,168
Total current liabilities	8,526,887	5,385,423
Promissory notes, net of current portion	930,592	750,000
Total liabilities	9,457,479	6,135,423

Commitments and Contingencies (Note 11)

Stockholders’ deficit
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 19,180,063 and 17,403,527 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	192	174
Additional paid in capital	10,900,611	10,593,735
Common stock subscription receivable	-	(4,500)
Accumulated deficit	(19,566,530)	(15,823,096)
Total stockholders’ deficit	(8,665,727)	(5,233,687)

Total liabilities and stockholders’ deficit	$791,752	$901,736

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Revenue
Contract revenue	$6,599,464	$7,045,892
Total revenue	6,599,464	7,045,892

Cost of sales
Contract cost of sales	7,716,920	5,953,930
Total cost of sales	7,716,920	5,953,930

Gross profit (loss)	(1,117,456)	1,091,962

Operating expenses
Selling, general and administrative	2,373,524	2,816,059
Research & development	1,179	1,880
Depreciation	10,862	4,055
	-
Total operating expenses	2,385,565	2,821,994

Loss from operations	(3,503,021)	(1,730,032)

Other income (expense), net
Interest, net	(286,882)	(284,740)
Legal settlement costs	(59,648)
Miscellaneous income	3,122	29,156
Gain from insurance proceeds	73,561
Gain on troubled debt restructuring	76,334	-
Gain (loss) on change in fair value of derivative	(46,900)	120,100
Total other income (expense), net	(240,413)	(135,484)

Net Loss before income taxes	(3,743,434)	(1,865,516)

Provision for income taxes	-	-

Net loss	$(3,743,434)	$(1,865,516)

Net loss per common share, basic and diluted	$(0.19)	$(0.11)

Weighted average common shares outstanding, basic and diluted	19,534,291	17,417,430

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2016	-	-	17,074,470	171	10,404,451	(4,500)	(13,957,580)	(3,557,458)
Shares issued for services	-	-	312,966	3	155,430	-	-	155,433
Stock compensation	-	-	-	-	30,607	-	-	30,607
Conversion of Principal to Common Stock	-	-	16,091	-	3,247			3,247
Net loss	-	-	-	-	-	-	(1,865,516)	(1,865,516)
Balance, December 31, 2017	-	-	17,403,527	174	10,593,735	(4,500)	(15,823,096)	(5,233,687)
Shares issued for services	-	-	183,204	2	50,977	-	-	50,979
Stock compensation	-	-	-	-	21,415	-	-	21,415
Write Off Subscription	-	-	-	-	(4,500)	4,500	-	-
Shares issued in a private offering- net proceeds	-	-	1,593,332	16	238,984	-	-	239,000
Net loss	-	-	-	-	-	-	(3,743,434)	(3,743,434)
Balance, December 31, 2018	-	$-	19,180,063	$192	$10,900,611	$-	$(19,566,530)	$(8,665,727)

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,743,434)	$(1,865,516)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,863	4,055
Bad debt expense	17,495	-
Loss (gain) on derivative	46,900	(120,100)
Proceeds from insurance company	535,612	-
Amortization of debt discount	10,000	30,090
Gain on troubled debt restructuring	(76,334)	-
Gain on insurance settlement	(73,561)	-
Common stock and options issued to consultants and employees	72,394	173,998
Changes in operating assets and liabilities:
Accounts receivable	(209,067)	300,930
Prepaid expenses	17,158	166,778
Inventory	256,884	(146,884)
Accounts payable and accrued expenses	1,792,862	1,249,706
Costs and estimated earnings in excess of billings	(158,786)	(128,986)
Billings in excess of costs and estimated earnings	775,018	811,646
Provision for estimated losses on uncompleted contracts	215,910	(31,311)
Net cash used in operating activities	(510,086)	444,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(24,292)	-
Net cash used in investing activities	(24,292)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt issuance costs	-	(10,000)
Proceeds of promissory notes	628,349	-
Repayments of promissory notes	(532,700)	(168,132)
Proceeds from private placement	239,000	-
Net cash provided by financing activities	334,649	(178,132)

Increase (decrease) in cash, cash equivalents and restricted cash	(199,729)	266,274
Cash, cash equivalents and restricted cash beginning of year	281,662	15,388

Cash, cash equivalents and restricted cash end of year	$81,933	$281,662

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$191,889	$153,647
Taxes	$-	$-

Non cash investing and financing activities:
Notes issued for insurance premiums	$-	$113,420
Common stock issued for prepaid expense	$-	$12,039
Stock issued for principal and interest	$-	$3,248
Accrued interest converted to debt	$124,524	$-
Convertible notes converted to promissory notes	$351,810	$80,137

See the accompanying notes to these consolidated financial statements

SPORTS FIELD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

For the years ended December 31, 2018 and 2017, revenues from contracts with customers is summarized by product category were as follows:

	December 31,
	2018	2017
Product Category
Athletic fields and tracks	$5,016,929	$4,889,657
Vertical construction	1,582,534	2,156,235
Totals	$6,599,463	$7,045,892

“Athletic fields and tracks” relates to the design, engineering and construction of outdoor playing fields, running tracks and related works, stadiums, scoreboards, dug outs, base and drainage work, and similar projects, while “Vertical construction” relates to the design, engineering and construction of an entire facility such as a dormitory, athletics facility, gymnasium, or a similar general construction project.

Inventory

Inventory is stated at the lower of cost (first-in, first out) or net realizable value and consists primarily of construction materials.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Leasehold improvements are amortized over the remaining life of the lease. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of December 31, 2018 and 2017, the Company’s accounts receivable balance was $244,801 and $53,229, respectively, and the allowance for doubtful accounts is $0 in each period.

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2018 and 2017, the Company incurred research and development expenses of $1,179 and $1,880, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a one (1) year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of December 31, 2018 and 2017, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 4 for warranty expenses incurred during the year ended December 31, 2018 and 2017.

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

The Company utilized the following management assumptions in valuing the derivative conversion feature at December 31, 2018 and 2017:

	2018	2017
Exercise price	$0.38	$0.23
Expected dividends	0%	0%
Expected volatility	43.06%	45.51%
Risk fee interest rate	2.63%	1.31%
Term	1 year	1 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
As of December 31, 2018	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$131,100	$-	$-	$131,100	$131,100

	Carrying	Fair Value Measurement Using
As of December 31, 2017	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$84,200	$-	$-	$84,200	$84,200

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2017 through December 31, 2018:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion feature on convertible note	Total

Balance, December 31, 2016	204,300	204,300
Purchases, issuances, reassessments and settlements	-	-
Change in fair value	(120,100)	(120,100)
Balance, December 31, 2017	$84,200	$84,200
Purchases, issuances, reassessments and settlements	-	-
Change in fair value	46,900	46,900
Balance, December 31, 2018	$131,100	$131,100

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017

Warrants to purchase common stock	679,588	679,588
Options to purchase common stock	1,697,500	1,297,500
Unvested restricted common shares	-	-
Convertible Notes	828,233	2,693,515
Totals	3,205,321	4,670,603

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

For the year ended December 31, 2018, the Company had 3 customers that represented 33%, 31% and 25% of the total revenue; and for the year ended December 31, 2017, the Company had two customers that represented 47 % and 44% of the total revenue.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The Company has included disclosures required by the new standard and the adoption has not had a material impact on the financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance. This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. Entities are required to adopt ASC 842 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). We expect to adopt the new standard on its effective date. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to: the recognition of new ROU assets and lease liabilities on its balance sheet for real estate and equipment operating leases; and providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

On adoption, the Company currently expects to recognize additional operating lease liabilities with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases on its consolidated balance sheets. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases, which will mean all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of its lease components for balance sheet purposes.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 and it did not have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company has applied the guidance related to ASU 2017-04 during its annual impairment test in the fourth quarter of 2018. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the entity initially adopts the amendments in this update. The Company has elected to early adopt this standard in performing their 2018 impairment test.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 effective January 1, 2018 and it did not have a material impact on its financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In August 2018, the FASB issue ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard will become effective for the Company January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

NOTE 3 – GOING CONCERN

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2018 the Company had a working capital deficit of $(7,756,792). Furthermore, the Company incurred net losses of approximately $3.74 million for the year ended December 31, 2018 and $1.87 million for the year ended December 31, 2017, and had an accumulated deficit of $19.6 million at December 31, 2018. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through April 15, 2020.

We expect that for the next 12 months, our operating cash burn will be approximately $2.3 million, excluding repayments of existing debts in the aggregate amount of $1.8 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Costs incurred on contracts in progress	$19,817,415	$12,289,931
Estimated earnings (losses)	(378,469)	(771,512)
	19,438,946	13,061,443
Less billings to date	(21,287,808)	(14,078,163)
	$(1,848,862)	$(1,016,720)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2018 and December 31, 2017:

Contract assets consist of the following:

	December 31, 2018	December 31, 2017
Costs & Estimated Earnings in Excess of Billings	$363,396	$204,610
Inventory	-	256,884
Contract Assets	$363,396	$461,494

Contract assets decrease by $98,098 compared to December 31, 2017 due primarily to a decrease increase in project activity during year ended December 31, 2018.

Contract liabilities consist of the following:

	December 31, 2018	December 31, 2017

Billings in Excess of Costs & Estimated Earnings	$1,961,580	$1,186,562
Provision for Estimated Losses on Uncompleted Contracts	250,678	34,768
Contract Liabilities	$2,212,258	$1,221,330

Contract liabilities increased $990,928 compared to December 31, 2017 primarily due to higher Billings in Excess of Costs & Estimated Earnings and increased project activity.

Warranty Costs

During the years ended December 31, 2018 and 2017 the Company incurred costs of $37,935 and $0, respectively. A substantial amount of the warranty costs incurred during the year ended December 31, 2018 related to subgrade installation provided by a new subcontractor used on a 2018 project. Since then, this subcontractor has not been used again. The Company has implemented policies and procedures to avoid these costs in the future, including but not limited to product improvements, change of suppliers, new field personnel, improved subcontractor agreements and product warranties, improved project and supply chain management and quality control. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide an 8 - year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of December 31, 2018 and 2017, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
	2018	2017
Furniture and equipment	$20,278	$20,278
Leasehold improvements	24,292	-
Total	44,570	20,278
Less: accumulated depreciation	(25,003)	(14,140)
	$19,567	$6,138

Depreciation expense for the years ended December 31, 2018 and 2017 was $10,863 and $4,055, respectively.

NOTE 6 – DEPOSITS

Deposits at December 31, 2018 and 2017 were comprised of a $2,090 security deposit on an Illinois office lease (See Note 11).

NOTE 7 – DEBT

Convertible Notes

On May 7, 2015, the Company issued unsecured convertible promissory notes (each a “Note” and collectively the “Notes”) in an aggregate principal amount of $450,000 to three accredited investors (collectively the “Note Holders”) through a private placement. The notes pay interest equal to 9% of the principal amount of the notes, payable in one lump sum, and mature on February 1, 2016 unless the notes are converted into common stock if the Company undertakes a qualified offering of securities of at least $2,000,000 (the “Qualified Offering”). The principal of the notes is convertible into shares of common stock at a conversion price that is the lower of $1.00 per share or the price per share offered in a Qualified Offering. In order to induce the investors to invest in the notes, one of the Company’s shareholders assigned an aggregate of 45,000 shares of his common stock to such investors. The Company recorded a $45,000 debt discount relating to the 45,000 shares of common stock issued with an offsetting entry to additional paid in capital. The debt discount was amortized to interest expense over the contractual life of the notes. As part of the transaction, we incurred placement agent fees of $22,500 and legal fees of $22,500, which were recorded as debt issue costs and were amortized over the contractual life of the notes. The outstanding principal balance on the notes at December 31, 2018 and 2017 was $522,667 including interest and penalty as disclosed below.

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

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of December 31, 2018 of the aforementioned Note. As of December 31, 2018, the Company was not compliant with the repayment terms of the Note but no defaults under the Note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). As of December 31, 2018, the Company was not compliant with the repayment terms of the Note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the Note Holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date. The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017. The outstanding principal balance on the February 2016 note at December 31, 2018 and 2017 was $168,500. Accrued interest on this note was $37,912 and $12,638 as of December 31, 2018 and 2017, respectively.

Promissory Notes

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

In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve.

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share. At December 31, 2018, the outstanding balance promissory notes was $140,490.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. At December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At December 31, 2018, the outstanding balance was $45,833.

Future maturities of debt are as follows:

For the year ending December 31

2019	$932,204
2020	930,592
Total	$1,862,796

NOTE 8 – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2018 and 2017, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of December 31, 2018 and 2017, the Company has 19,180,063 and 17,403,527 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During each year ended December 31, 2018 and 2017, 40,000 shares of common stock were granted to a certain employee with a fair value of $15,372 and $16,100, respectively.

During each year ended December 31, 2018 and 2017, 6,000 shares of common stock were granted to a certain employee with a fair value of $1,639 and $2,415, respectively.

During the year ended December 31, 2018 and 2017, 137,204 shares and $119,853 shares, respectively, of common stock valued at $33,548 and $51,292, respectively, were issued to consultant for professional services provided to the Company.

Sale of common stock

During the year ended December 31, 2018, the Company sold 1,593,332 shares of common stock to investors in exchange for $239,000 in gross proceeds in connection with the private placement of the Company’s common stock.

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

On January 11, 2018, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $3,796. The options immediately vested and have a $0.35 strike price.

On May 8, 2018, the Company issued 200,000 common stock options to a board member for his services, having a total fair value of approximately $10,169. The options vest ratably over a two-year period and have a $1 strike price.

On July 1, 2018, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $11,110. The options immediately vested and have a $0.35 strike price.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
	2018	2017
Risk free interest rate	2.32-2.75%	1.43-1.50%
Dividend yield	0.00%	0.00%
Expected volatility	41-44%	42-43%
Expected life in years	3.5-5.0	2.5-3.5
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity during the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2016	972,500	$1.26	4.00
Exercisable - December 31, 2016	847,500	$1.23	4.02
Granted	325,000	$0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2017	1,297,500	$1.14	3.34
Exercisable - December 31, 2017	1,180,000	$1.21	3.23
Granted	400,000	$0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2018	1,697,500	$1.05	3.14
Exercisable - December 31, 2018	1,522,500	$1.05	3.42

At December 31, 2018 and 2017, the total intrinsic value of options outstanding was $75,000 and $0, respectively.

At December 31, 2018 and 2017, the total intrinsic value of options exercisable was $75,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $21,415 for the year ended December 31, 2018 and $30,607 for the year ended December 31, 2017. As of December 31, 2018, the remaining balance of unamortized expense is $4,597.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended December 31, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2016	679,588	$1.03	2.66
Exercisable - December 31, 2016	679,588	$1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2017	679,588	$1.03	1.66
Exercisable - December 31, 2017	679,588	$1.03	1.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - December 31, 2018	679,588	$1.03	1.66
Exercisable - December 31, 2018	679,588	$1.03	1.66

At December 31, 2018 and 2017, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. Consulting expenses pertaining to the firm’s services were $270,000 for the year ended December 31, 2017. Included in consulting expense for the year ended December 31, 2017 were 30,000 shares of common stock valued at $12,100, issued to NexPhase. The NexPhase consulting agreement was terminated on October 1, 2017. For years ended December 31, 2018 and 2017, NexPhase earned sales commissions of $0 and $74,517, respectively, and had accounts payable from the Company of $149,090 and $134,992, respectively.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of December 31, 2018 of the aforementioned Note. As of December 31, 2018, the Company was not compliant with the repayment terms of the Notes but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. At December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At December 31, 2018, the outstanding balance was $45,833.

NOTE 10 – EMPLOYEE SEPARATION

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $46,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Services Agreements

On July 11, 2017 (the “Effective Date”), the Company entered into a Services Agreement with a consultant. The consultant agreed to provide investor relations services to the Company for a period of 6 months. As compensation for the services, the Company shall pay the consultant $7,500 per month and is obligated to issue options for 100,000 shares of the Company common stock upon execution and, if renewed, at each renewal. The Company may terminate this agreement by providing at least 30 days advance written notice prior to the next renewal date. The Company has recorded compensation expense relating to the equity portion of the agreement of $14,905 during the year ended December 31, 2018.

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

In February 2015, the Company reached an agreement with a consulting firm to provide non-exclusive sales services with an effective date of February 10, 2015 (the “Effective Date”). The agreement expired on December 31, 2017. As compensation for the services, the consultant received (i) 5% commissions on sales of products or services other than turf referred to the Company; (ii) commission based on square footage of turf sold to certain parties as outlined in the agreement; (iii) 100,000 shares of the Company common stock (the “Payment Shares”) upon execution of the agreement, which were subject to certain Clawback provisions. “Clawback” means (i) if this agreement was terminated by the Company prior to December 31, 2016, then 50,000 of the Payment Shares shall be forfeited, and cancelled by the Company; and (i) if this Agreement was terminated by the Company prior to December 31, 2017, then 25,000 of the Payment Shares shall be forfeited, and cancelled by the Company. Unvested shares are revalued at the end of each reporting period until they vest and are expensed on a straight-line basis over the term of the agreement. The Company has recorded compensation expense relating to the equity portion of the agreement of $0 and $23,095 during the years ended December 31, 2018 and 2018, respectively.

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

On November 3, 2016, the Board, pursuant to the Olson Employment Agreement (as defined above), approved the issuance of (i) qualified options to purchase 100,000 shares of the Company’s Common Stock at a price of $1.50 vesting immediately with a grant date of November 3, 2016, (ii) qualified options to purchase 75,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, and (iii) qualified options to purchase 25,000 shares of the Company’s Common Stock at a price of $1.75 vesting on December 31, 2016, which options were issued in the first quarter of 2017. The CEO is due additional option grants pursuant to the consulting agreement, however, those grants were deferred to comply with the terms of the issuance of incentive options in the 2016 Plan. Pursuant to section 3 of the Olson Employment Agreement, Mr. Olson’s employment term was automatically renewed and will expire on January 19, 2020.

Director Agreements

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

On May 8, 2018, the Company entered into a director agreement (“Tuntland Director Agreement”) with John Tuntland, concurrent with Mr. Tuntland’s appointment to the Board of Directors of the Company (the “Board”) effective May 8, 2018. The Tuntland Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tuntland is re-elected to the Board. Pursuant to the Director Agreement, Mr. Tuntland is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tuntland shall receive non-qualified stock options (the “Options”) to purchase up to Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares beginning in the third quarter of 2018. The total grant date value of the options was $10,169 which shall be expensed over the vesting period.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. For the years ended December 31, 2018 and 2017, the company has recorded $156,500 of expense related to the agreement.

Placement Agent and Finders Agreements

The Company entered into an exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective November 20, 2013 (the “2013 Spartan Advisory Agreement”). The Company entered into a second exclusive Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 1, 2015, amended August 3, 2016 (the “2015 Spartan Advisory Agreement”), which replaced and superseded the 2013 Spartan Advisory Agreement. Pursuant to the 2015 Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “2015 Financing”) of up to $3.5 million or 3,181,819 shares (the “Shares”) of the common stock of the Company at $1.10 per Share. Spartan shall have the right to place up to an additional $700,000 or 636,364 Shares in the 2015 Financing to cover over-allotments at the same price and on the same terms as the other Shares sold in the 2015 Financing. The 2015 Spartan Advisory Agreement expires on August 1, 2019.

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

Along with the above fees, the Company shall pay (i) $15,000 engagement fees upon execution of the agreement, (ii) 3% of the gross proceeds raised for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company, (iii) a monthly fee of $10,000 for 4 months for the period commencing October 1, 2015 through January 1, 2016; and contingent upon Spartan successfully raising $2.0 million under the 2015 Financing (iv) a monthly fee of $5,000 for 6 months for the period commencing September 1, 2016 through February 1, 2017; (v) a monthly fee of $7,500 for 6 months for the period commencing March 1, 2017 through August 1, 2017; (vi) a monthly fee of $10,000 for 12 months for the period commencing September 1, 2017 through August 1, 2018; (vii) a monthly fee of $13,700 for 12 months for the period commencing September 1, 2018 through August 1, 2019. The obligation to pay the monthly fee shall survive any termination of this agreement.

As of December 31, 2018 and 2017, Spartan was owed fees of $292,250 and $153,750, respectively.

Litigation

On January 26, 2018, the Company and one of its historical clients executed a Settlement Agreement, pursuant to which the Company is obligated to remediate a track which was improperly installed by one of the Company’s subcontractors. No later the July 15, 2018, the Company is obligated to complete installment of a replacement track which is of the same or comparable specifications as in the original contract. Upon completion of the installation, the client is obligated to release from escrow a retainage amount of $110,000. During construction, the Company’s insurance company is obligated to release from escrow funds to cover the expected construction costs of $370,000; the remediation will be entirely funded with insurance proceeds. This remediation work has been completed.

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

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. With respect to this Settlement Agreement, the Company recorded forgiveness of indebtedness income of $76,334. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share.

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $46,000.

On April 5, 2019, Spartan Capital Securities, LLC, an investment banker (“Spartan Capital”), filed a Demand for Arbitration with the American Arbitration Association (New York, New York; case no. 01-19-0001-0700). Spartan Capital alleges the Company owes various service fees and commissions, which the Company disputes both to legitimacy and amount. This arbitration is subject to inherent uncertainties, and an adverse result may arise that could harm our business. No assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

Operating Leases

On January 1, 2018, the Company entered into a new lease agreement for its office space in Illinois. The lease commences on January 1, 2018 and expires on December 31, 2020. For 2018, the lease has minimum monthly payments of $1,367; thereafter, the minimum monthly payment shall increase by the lesser of CPI or 5%.

Rent expense was $15,936 and $20,295 for the years ended December 31, 2018 and 2017, respectively.

Future lease payments for the years ended December 31 are as follows:

2019	$17,224
2020	18,085
Total	$35,310

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA reduces the corporate tax rate to 21 percent beginning with years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, and the related impact to the tax expense has been recognized in the current year. The reduction of the corporate tax rate did not result in a write-down of the Company’s gross deferred tax assets.

Components of deferred tax assets are as follows:

	December 31,
	2018	2017
Current deferred tax asset:
Stock based compensation	$221,628	$177,785
Accrual to cash method accounting items	274,180	214,745
Less valuation allowance	(495,808)	(392,530)
Net current deferred tax asset	-	-
Non-current deferred tax assets:
Expected income tax benefit from NOL carry-forwards	4,470,452	3,032,075
Less valuation allowance	(4,470,452)	(3,032,075)
Net non-current deferred tax asset	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2018	2017
U.S. statutory federal tax rate	(21.0)%	(34.0)%

State income taxes, net of federal tax benefit	(1.6)%	(2.6)%

Shares issued for services	13.6%	9.4%

Shares issued in a separation agreement	0.0%	0.0%

Tax rate change	0.0%	(0.9)%

Deferred tax true-up	(13.0)%	(8.1)%

Other permanent differences	1.1%	1.9%

Change in valuation allowance	21.5%	34.3%

Effective income tax rate	0.0%	0.0%

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

The Company has available at December 31, 2018 unused federal and state net operating loss carry forwards totaling approximately $(20,837,409) that may be applied against future taxable income that expire through 2030. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax asset. The valuation allowance increased approximately $1,438,377 and decreased approximately $540,295 for the years ended December 31, 2018 and 2017, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On March 1, 2019, in exchange for retiring 400,000 in previously issued common stock options, the Company issued 550,000 common stock options to a consultant for investor relations services. The options vest ratably in one-half year increments and have a $0.10 strike price.

In March and April 2019, the Company sold an aggregate of 4,100,000 shares of Company common stock for $410,000 in cash. These shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $46,000.

On April 5, 2019, Mr. John Rombold voluntarily resigned from the Company, to pursue other activities.

On April 5, 2019, Spartan Capital Securities, LLC, an investment banker (“Spartan Capital”), filed a Demand for Arbitration with the American Arbitration Association (New York, New York; case no. 01-19-0001-0700). Spartan Capital alleges the Company owes various service fees and commissions, which the Company disputes both to legitimacy and amount. This arbitration is subject to inherent uncertainties, and an adverse result may arise that could harm our business. No assurance can be given that the Company will be able to resolve this matter or the timing of any such resolution.

