Form 10-Q
period 2019-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2019-05-20
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 20, 2019, there were 23,318,980 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited
ASSETS
Current Assets
Cash	$92,396	$247
Restricted Cash	-	81,686
Accounts Receivable	109,501	244,801
Contract Assets	1,670,361	363,396
Prepaid Expenses and Other Current Assets	138,242	79,965
Total Current Assets	2,010,500	770,095
Property, Plant and Equipment, net	14,837	19,567
Deposits	2,090	2,090
TOTAL ASSETS	$2,027,427	$791,752

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$5,695,560	$5,521,325
Contract liabilities	2,382,050	2,212,258
Promissory Notes	775,505	592,846
Derivative Liability	116,100	131,100
Convertible Notes	339,358	339,358
Total Current Liabilities	9,308,573	8,526,887
Promissory notes, net of current portion	965,739	930,592
Total Liabilities	10,274,312	9,457,479

Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 23,313,173 and 19,180,063 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	233	192
Paid in Capital	11,331,604	10,900,611
Accumulated Deficit	(19,578,722)	(19,566,530)
Total Stockholders’ Deficit	(8,246,885)	(8,665,727)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,027,427	$791,752

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue
Contract revenue	$2,448,258	$762,546
Total revenue	2,448,258	762,546

Cost of Sales
Contract cost of sales	1,917,248	611,564
Total cost of sales	1,917,248	611,564

Gross Profit	531,010	150,982

Operating expenses
Selling, general and administrative	503,889	608,374
Research and development	-	189
Depreciation	4,730	1,014
Total operating expenses	508,619	609,577

Income (loss) from operations	22,391	(458,595)

Other income (expense)
Interest	(76,922)	(64,995)
Gain from change in value of derivative	15,000	(50,300)
Miscellaneous income	27,339	2,000
Total other income (expense)	(34,583)	(113,255)

Loss before income taxes	(12,192)	(571,850)

Provision for income taxes	-	-

Net loss	$(12,192)	$(571,850)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares, basic and diluted	20,964,511	17,419,536

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(UNAUDITED)

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	-	$-	17,403,527	$174	10,593,735	$(4,500)	$(15,823,096)	$(5,233,687)
Shares issued for services	-	-	52,932	1	15,086	-	-	15,086
Stock compensation	-	-	-	-	483	-	-	483
Write Off Subscription	-	-	-	-	-	-	-	-
Shares issued in a private offering- net proceeds	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(571,850)	(571,850)
Balance, March 31, 2018			17,456,459	175	10,609,304	(4,500)	(16,394,946)	(5,789,968)

Balance, December 31, 2018	-	-	19,180,063	192	10,900,611	-	(19,566,530)	(8,665,727)
Shares issued for services	-	-	33,110	0	12,616	-	-	12,616
Stock compensation	-	-	-	-	8,418	-	-	8,418
Shares issued in a private offering- net proceeds	-	-	4,100,000	41	409,959	-	-	410,000
Net loss	-	-		-	-	-	(12,192)	(12,192)
Balance, March 31, 2019	-	$-	23,313,173	$233	$11,331,604	$-	$(19,578,722)	$(8,246,885)

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,192)	$(571,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,730	1,014
Amortization of debt discount	-	2,308
Share based compensation	21,034	15,569
Loss (gain) on derivative	(15,000)	50,300
Changes in Operating Assets and Liabilities:
Accounts receivable	135,300	(182,732)
Prepaid expense and other current assets	71,484	47,950
Accounts payable and accrued expenses	578,236	123,312
Contract assets	(1,306,965)	211,695
Contract liabilities	169,792	(131,465)

Net cash used in operating activities	(353,581)	(433,899)

CASH FLOWS FORM FINANCING ACTIVITIES
Repayments of promissory notes	(45,956)	(90,420)
Proceeds of convertible notes	-	250,000
Proceeds from private placement	410,000	-
Net cash provided by financing activities	364,044	159,580

Increase (decrease) in cash and restricted cash	10,463	(274,319)
Cash and restricted cash, beginning of period	81,933	281,662
Cash and restricted cash, end of period	$92,396	$7,343

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76,922	$38,829
Taxes	$-	$-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$129,761	$78,349
Payables converted to promissory note	$134,000	$-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of March 31, 2019, and the results of operations for the three months ended March 31, 2019. The results of operations for the three ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period.

The condensed consolidated balance sheet as of December 31, 2018, has been derived from audited financial statements but does not include all information required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 16, 2019.

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

For the three-months ended March 31, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	March 31,
	2019	2018
Product Category
Athletic fields and tracks	$1,900,413	$466,386
Vertical construction	547,845	296,160
Totals	$2,448,258	$762,546

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

Leases

The Company has elected not to value the ROU asset or liability due to the immaterial amount of the lease and the expense will be recorded on a straight-line basis until the end of the lease.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. There were no concentrations of credit risk as March 31, 2019 and December 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $0, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. For the three months ended March 31, 2019 and 2018, the Company incurred research and development expenses of $0 and $189, respectively.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a one (1) year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of March 31, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 4 for warranty expenses incurred during for the three months ended March 31, 2019 and 2018.

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

The Company utilized the following management assumptions in valuing the derivative conversion feature at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Exercise price	$0.21	$0.38
Expected dividends	0%	0%
Expected volatility	39.39%	43.06%
Risk fee interest rate	2.4%	2.63%
Term	1 year	1 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
As of March 31, 2019	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$116,100	$-	$-	$116,100	$116,100

	Carrying	Fair Value Measurement Using
As of December 31, 2018	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$131,100	$-	$-	$131,100	$131,100

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2016 through March 31, 2019:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion feature on convertible note	Total

Balance, December 31, 2016	$204,300	$204,300
Change in fair value	(120,100)	(120,100)
Balance, December 31, 2017	84,200	84,200
Change in fair value	46,900	46,900
Balance, December 31, 2018	131,100	131,100
Change in fair value	(15,000)	(15,000)
Balance, March 31, 2019	$116,100	$116,100

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and March 31, 2018, respectively, are as follows:

	March 31, 2019	March 31, 2018

Warrants	183,338	679,588
Options	1,947,500	1,397,500
Convertible Notes	1,516,112	3,134,825
Totals	3,646,950	5,211,913

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

For the three months ended March 31, 2019, the Company had 4 customers that in total represented 99% of total revenue, the largest was 38% and the other three were 22%, 21% and 18% of revenue. For the three months ended March 31, 2018, the Company had 2 customers that represented 79% and 18% of the total revenues.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance. This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company has a single lease for $ 1,367 per month for office space, which lease expires in 2020. Accordingly, the Company has elected not to value the ROU asset or liability due to the immaterial amount of this lease and the expense will be recorded on a straight-line basis until the end of the lease.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company adopted ASU 2018-07 effective January 1, 2019 and it did not have a material impact on its financial statements.

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

NOTE 3 – GOING CONCERN

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2019 the Company had a working capital deficit of $7,298,073. The Company had losses of $12,192 for the three months ended March 31, 2019 and $571,850 for the three months ended March 31, 2018, and had an accumulated deficit of $19,578,722 at March 31, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through May 20, 2020.

We expect that for the next 12 months, our operating cash burn will be approximately $2.3 million, excluding repayments of existing debts in the aggregate amount of $1.1 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Costs incurred on contracts in progress	$21,944,769	$19,817,415
Estimated earnings (losses)	177,362	(378,469)
	22,122,131	19,438,946
Less billings to date	(22,833,820)	(21,287,808)
	$(711,689)	$(1,848,862)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at March 31, 2019 and December 31, 2018:

Contract assets consist of the following:

	March 31, 2019	December 31, 2018
Costs and Estimated Earnings in Excess of Billings	$1,670,361	$363,396
Inventory	-	-
Contract Assets	$1,670,361	$363,396

Contract assets increased by $1,306,965 compared to December 31, 2018 due primarily to an increase in project activity during the three months ended March 31, 2019.

Contract liabilities consist of the following:

	March 31, 2019	December 31, 2018

Billings in Excess of Costs and Estimated Earnings	$2,341,479	$1,961,580
Provision for Estimated Losses on Uncompleted Contracts	40,571	250,678
Contract Liabilities	$2,382,050	$2,212,258

Contract liabilities increased $169,792 compared to December 31, 2018 primarily due to higher Billings in Excess of Costs & Estimated Earnings and increased project activity.

During the three months ended March 31, 2019 and 2018 the Company incurred costs of $0 and $0, respectively. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide an 8 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of March 31, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31, 2019	December 31, 2018
Furniture and equipment	$20,278	$20,278
Leasehold improvements	24,292	24,292
Total	44,570	44,570
Less: accumulated depreciation	(29,733)	(25,003)
	$14,837	$19,567

Depreciation expense for the three months ended March 31, 2019 and 2018 was $4,730 and $1,014, respectively.

NOTE 6 - LEASES

On January 1, 2018, the Company entered into a new lease agreement for its office space in Illinois. The lease commenced on January 1, 2018 and expires on December 31, 2020. For 2018, the lease has minimum monthly payments of $1,367; thereafter, the minimum monthly payment shall increase by the lesser of CPI or 5%.

Rent expense was $4,306 and $4,101 for the three months ended March 31, 2019 and 2018, respectively.

Future lease payments for the years ended December 31 are as follows:

2019 (remaining)	$12,918
2020	18,085
Total	$31,004

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

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share. The outstanding principal balance on at March 31, 2019 and December 31, 2018 was $127,004 and $144,272, respectively. Accrued interest on this note was $526 and $653 as of March 31, 2019 and December 31, 2018, respectively.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of March 31, 2019 and December 31, 2018 of the aforementioned Note. As of March 31, 2019, the Company was not compliant with the repayment terms of the Note but no defaults under the Note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). As of December 31, 2018, the Company was not compliant with the repayment terms of the Note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the Note Holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date. The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017. The outstanding principal balance on the February 2016 note at March 31, 2019 and December 31, 2018 was $168,500. Accrued interest on this note was $ 42,968 and $ 37,913 as of March 31, 2019 and December 31, 2018, respectively.

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

In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve. Currently, the Company is in arrears on this loan. The outstanding principal balance at March 31, 2019 and December 31, 2018 was $1,125,000. Accrued interest on this note was $91,177 and $35,579 as of March 31, 2019 and December 31, 2018, respectively.

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share. The outstanding principal balance on at March 31, 2019 and December 31, 2018 was $127,004 and $144,272, respectively. Accrued interest on this note was $ 526 and $ 653 as of March 31, 2019 and December 31, 2018, respectively.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At March 31, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. Currently, the Company is in arrears on this loan. At March 31, 2019 and December 31, 2018, the outstanding balance was $45,833.

On March 1, 2019, the Company entered into a thirty-six -month loan agreement with a consultant. Pursuant to the agreement, the consultant agreed to convert amounts owed by the Company in the amount of $134,000 to a promissory note with interest at 10% requiring semi-annual interest payments and a balloon payment of $134,000 due on the maturity date. In event of default on either the interest or principal payment, the consultant can convert the defaulted amount times 150% into common stock at the average closing price over the prior 10-days. At March 31, 2019 and December 31, 2018, the outstanding balance related to this agreement was $134,000 and $0, respectively.

Future maturities of debt are as follows:

For the years ending March 31

2019	$1,114,863
2020	831,739
2021	134,000
Total	$2,080,602

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of March 31, 2019, and December 31, 2018, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of March 31, 2019, and December 31, 2018, the Company has 23,313,173 and 19,180,563 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three months ended March 31, 2019, 10,000 shares of common stock were granted to a certain employee with a fair value of $3,220. During the year ended December 31, 2018, 46,000 shares of common stock were granted to two employees with a fair value of $17,011.

During the three months ended March 31, 2019, 23,110 shares of common stock valued at $9,396 were issued to various consultants for professional services provided to the Company. During the year ended December 31, 2018, 137,204 shares of common stock valued at $33,548 were issued to a consultant for professional services provided to the Company.

Sale of common stock

In March 2019, the Company sold an aggregate of 4,100,000 shares of Company common stock for $410,000 in cash. These shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

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

Stock options issued for services

On January 11, 2019, the Company issued 100,000 common stock options to a consultant for investor relations services at a fair value of $25,547. The options immediately vested and have a $0.35 strike price.

On March 1, 2019, in exchange for retiring 400,000 in previously issued common stock options, the Company agreed to issue 550,000 common stock options to a consultant for investor relations services. The options vest ratably in one-half year increments and have a $0.10 strike price.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Three months Ended March 31, 2019	For the Year Ending December 31, 2018

Risk free interest rate	2.52-2.76%	2.32-2.75%
Dividend yield	0.00%	0.00%
Expected volatility	42-43%	41-44%
Expected life in years	5.0-11.0	3.5-5.0
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2018 and the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	$1.14	3.34
Exercisable – December 31, 2017	1,180,000	1.21	3.23
Granted	400,000	0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2018	1,697,500	1.05	3.14
Exercisable– December 31, 2018	1,697,500	1.05	3.14
Granted	650,000	0.14	9.98
Exercised	-	-	-
Forfeited/Cancelled	(400,000)	0.35	-
Outstanding - March 31, 2019	1,947,000	0.87	4.74
Exercisable - March 31, 2019	1,222,500	$1.12	2.06

At March 31, 2019 and December 31, 2018, the total intrinsic value of options outstanding was $121,000 and $0, respectively.

At March 31, 2019 and December 31, 2018, the total intrinsic value of options exercisable was $0.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $8,418 for the three months ended March 31, 2019, and $3,990 for the three months ended March 31, 2018, respectively. As of March 31, 2019, the remaining balance of unamortized expense is $109,962 and is expected to be amortized through 2021.

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the year ended December 31, 2018 and the three months ended March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	679,588	$1.03	2.66
Exercisable - December 31, 2017	679,588	1.03	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2018	679,588	1.03	1.66
Exercisable – December 31, 2018	679,588	1.03	1.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(496,250)	1.10	-
Outstanding - March 31, 2019	183,338	1.10	1.00
Exercisable - March 31, 2019	183,338	$1.10	1.00

At March 31, 2019 and December 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. The NexPhase consulting agreement was terminated on October 1, 2017. For three months ended March 31, 2019 and 2018, NexPhase earned sales commissions of $0, and had accounts payable from the Company of $149,090 at March 31, 2019 and December 31, 2018.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of March 31, 2019 of the aforementioned Note. As of March 31, 2019, the Company was not compliant with the repayment terms of the Notes but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At March 31, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Currently, the Company is in arrears on this loan. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance was $45,833.

NOTE 10 – EMPLOYEE SEPARATION

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to employment and compensation claims, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of March 31, 2019, the outstanding balance on this obligation was $46,000.

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

Director Agreements

On August 27, 2015, the Company entered into a director agreement with Glenn Appel, concurrent with Mr. Appel’s appointment to the Board of Directors of the Company effective August 27, 2015. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Appel is re-elected to the Board. Pursuant to the Director Agreement, Mr. Appel is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Appel receive non-qualified stock options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of Two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing in the third fiscal quarter of 2015. The total grant date value of the options was $80,932 which was expensed over the vesting period.

On January 4, 2016, the Company entered into a director agreement with Glenn Tilley, concurrent with Mr. Tilley’s appointment to the Board of Directors of the Company (the “Board”) effective January 4, 2016. The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Tilley is re-elected to the Board. Pursuant to the director agreement, Mr. Tilley is to be paid a stipend of One Thousand Dollars ($1,000) per meeting of the Board, which shall be contingent upon his attendance at the meetings being in person, rather than via telephone or some other electronic medium. Additionally, Mr. Tilley shall receive non-qualified stock options (the “Options”) to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock. The exercise price of the Options shall be One Dollar ($1.00) per share. The Options shall vest in equal amounts over a period of two (2) years at the rate of Twenty Five Thousand (25,000) shares per fiscal quarter on the last day of each such quarter, commencing January 4, 2016. The total grant date value of the options was $97,535 which was expensed over the vesting period.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. For the three months ended March 31, 2019 and 2018, the company has recorded $39,126 of expense related to the agreement.

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

As of March 31, 2019 and December 31, 2018, Spartan was owed fees of $319,650 and $292,250, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

On May 7, 2019 (the “Effective Date”), the Company issued a 10% secured convertible promissory note (the “Note”) to GHS Investments, LLC (“GHS”) in the amount of $330,000 (inclusive of a 10% original issue discount, with the Company receiving $300,000 on May 7, 2019). The Note is due February 7, 2020. After October 7, 2019, GHS can elect to convert all or a portion of the Note into shares of the Company’s common stock. Such conversion(s) shall be at $0.15 per share so long as no event of default has occurred under the Note, and upon the occurrence of an event of default (including non-payment of the Note at maturity), the conversion(s) shall be at a 30% discount to the lowest traded price of the Company’s common stock during a 20-day look-back period. Between 60 and 180 days from the Effective Date, the Note may be prepaid at a 20% premium; prior to day 60 or after 180 days from the Effective Date (through the maturity date), the Note may be prepaid without penalty. The Note is secured by a second-priority security interest in the Company’s assets.

On May 7, 2019, the Company also entered into an equity financing agreement with GHS, with GHS committing to purchase up to $4,000,000 of the Company’s common stock in tranches of up to $350,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for the shares will be the lowest trading price during the 10-day period prior to each sale

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to increased need for available playing space, collegiate athletic facilities have become an attractive recruiting tool for many institutions. The competition for athletes and recruiting has resulted in a multitude of projects to build new or upgrade existing facilities. These facilities projects include indoor fields, bleachers, press boxes, lighting, concession stands as well as locker rooms and gymnasiums. We believe that our position in the sports facilities design, construction and turf sales industry allows us to benefit from this spending because we are able to compete for sale of the turf as well as the design and construction revenue on such projects, whereas our competitors can typically only compete for the turf components or the construction revenue, but not all three. In fact, according to an IBIS report, there were no national firms competing in these sectors that have even 5% market share.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018

Revenue	$2,448,258	$762,546
Gross profit	$531,010	$150,982
Operating expenses	$508,619	$609,577
Income (Loss) from operations	$22,391	$(485,595)
Other income (expense)	$(34,583)	$(113,255)
Net loss	$(12,192)	$(571,850)
Loss per common share - basic and diluted	$(0.00)	$(0.03)

Revenue

Revenue was $2,448,258 for the three months ended March 31, 2019, as compared to $762,546 for the three months ended March 31, 2018, an increase of $1,685,712, or a 221% increase from prior period last year. This increase in revenue was primarily due to contracts entered into during the fourth quarter of 2018 entering in the construction phase in the first quarter of 2019.

Gross Profit

The Company generated a gross profit of $531,010, resulting in a gross profit margin of 21.7%, during the three months ended March 31, 2019 as compared to a gross profit of $150,982 and a gross profit margin of 19.8%, during the three months ended March 31, 2018. Gross profit percentage increased from 19.8% for the three months ended March 31, 2018 to 21.7% for the three months ended March 31, 2019, due to improved project management. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by 16.6% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The overall $100,958 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	Decrease in insurance expense of approximately $67,000

●	Decrease in employee compensation expense of approximately $36,000

Other Income (Expenses)

Other income (expense) consists primarily of interest expense, amortization of debt issuance costs and discounts related to the Company’s notes payable partly offset by a gain on a derivative.

Other income (expenses), net for the three months ended March 31, 2019, were ($34,583) as compared to $(113,255) for the three months ended March 31, 2018. For the three months ended March 31, 2019 other income (expenses) consisted of $76,922 in interest expense partly offset by a gain on the change in valuation of a derivative of $15,000, gain on debt extinguishment of $2,317 and miscellaneous income of $25,022. For the three months ended March 31, 2018 other income (expenses) consisted of approximately $65,000 in interest expense and a $50,300 loss on change in value of derivative.

Net Loss

The net loss for the three months ended March 31, 2019 was $12,192, or a basic and diluted loss per share of $0.00, as compared to a net loss of $571,850, or a basic and diluted loss per share of $(0.03), for the three months ended March 31, 2018. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit, decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2019, compared to December 31, 2018:

	March 31, 2019	December 31, 2018	Increase/ (Decrease)
Current Assets	$2,010,500	$770,095	$1,240,405
Current Liabilities	$9,308,573	$8,526,887	$(781,686)
Working Capital (Deficit)	$(7,298,073)	$(7,756,792)	$458,719

At March 31, 2019, we had a working capital deficit of $7,298,073 as compared to working capital deficit of $7,756,792 at December 31, 2018, a working capital deficit decrease of $458,719. During the three months ended March 31, 2019, the Company received $134,000 in proceeds from promissory notes and $410,000 in proceeds from a private placement of common stock.

Summary Cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(353,581)	$(433,899)
Net cash provided by financing activities	$364,044	$159,580

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

The adjustments for the non-cash items increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 due primarily to common stock and options issued to consultants and employees and gain on derivatives therefrom.

Cash From Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 was $364,044 and $159,580 respectively. During the three months ended March 31, 2019, the Company repaid $45,956 in promissory notes. During the three months ended March 31, 2019, the Company received $410,000 in proceeds from a private placement of common stock. During the three months ended March 31, 2018, the Company received loan proceeds of $250,000 and made note payments of $90,420 during the first three months of 2018.

Going Concern

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2019 the Company had a working capital deficit of $7,298,073. The Company had losses of $12,192 for the three months ended March 31, 2019 and $571,850 for the three months ended March 31, 2018, and had an accumulated deficit of $19,578,722 at March 31, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through May 20, 2020.

We expect that for the next 12 months, our operating cash burn will be approximately $2.3 million, excluding repayments of existing debts in the aggregate amount of $1.1 million. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products/services. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and size of awarded contracts; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our sales team and business development opportunities; the timing and costs of developing a marketing program; the timing and costs of warranty and other post-implementation services; the timing and costs of hiring and training construction and administrative staff; the extent to which our brand and construction services gain market acceptance; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, the Company had no off-balance sheet arrangements.

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

For the three-months ended March 31, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	March 31,
	2019	2018
Product Category

Athletic fields and tracks	$1,900,413	$466,386
Vertical construction	547,845	296,160
Totals	$2,448,258	$762,546

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2019, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

On or about April 5, 2019, Spartan Capital Securities, LLC, the Company’s broker-dealer (“Spartan”) filed an arbitration claim against the Company before the American Arbitration Association (New York, New York, Case No. 01-19-0001-0700), seeking an award of fees and other damages related to Spartan’s Investment Banking Agreement with the Company. On or about May 14, 2019, the Company filed a counterclaim against Spartan for breach of fiduciary duties, fraud, unjust enrichment, breach of contract, fraudulent inducement and tortious interference, seeking compensatory and punitive damages. On or about May 16, 2019, Spartan amended its claim to include breach of fiduciary duty and civil conspiracy causes of action against some of the Company’s directors, former directors and employees.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended March 31, 2019 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2019 (the “Effective Date”), the Company issued a 10% secured convertible promissory note (the “Note”) to GHS Investments, LLC (“GHS”) in the amount of $330,000 (inclusive of a 10% original issue discount, with the Company receiving $300,000 on May 7, 2019). The Note is due February 7, 2020. After October 7, 2019, GHS can elect to convert all or a portion of the Note into shares of the Company’s common stock. Such conversion(s) shall be at $0.15 per share so long as no event of default has occurred under the Note, and upon the occurrence of an event of default (including non-payment of the Note at maturity), the conversion(s) shall be at a 30% discount to the lowest traded price of the Company’s common stock during a 20-day look-back period. Between 60 and 180 days from the Effective Date, the Note may be prepaid at a 20% premium; prior to day 60 or after 180 days from the Effective Date (through the maturity date), the Note may be prepaid without penalty. The Note is secured by a second-priority security interest in the Company’s assets.

On May 7, 2019, the Company also entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS, with GHS committing to purchase up to $4,000,000 of the Company’s common stock in tranches of up to $350,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for the shares will be the lowest trading price during the 10-day period prior to each sale, and with each sale, GHS will receive an issuance premium of 20%, payable in registered shares.

The foregoing descriptions of the Note and Equity Financing Agreement are qualified in their entirety by the full text of the Note and Security Financing Agreement, which are attached hereto as Exhibits 10.25 and 10.26, and incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated May 8, 2018, between the Company and John Tuntland (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2018).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22	Settlement Agreement, dated January 26, 2018, between the Company and Montreat College. (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 20, 2018).

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.25	Promissory Note, dated May 1, 2019, and issued May 7, 2019, to GHS Investments, LLC. *

10.26	Equity Financing Agreement, dated May 1, 2019, between the Company and GHS Investments, LLC. *

21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: May 20, 2019	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

