Form 10-Q/A
period 2019-03-31
SPORTS FIELD HOLDINGS, INC.
filed 2019-08-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

978-914-7570

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Sport Field Holdings, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Form 10-Q”). In 2019, the Company assigned the completion of project to one of its subcontractors. Subsequent to that assignment, the Company revisited and revised the accounting for that project, reducing both the recognized revenue and associated costs of goods sold during the quarterly period ended March 31, 2019. Changes to the revenue and costs of goods sold also impacted contract assets. Except for the cumulative effects of the change in accounting for such project, no other changes have been made to the Original Form 10-Q. The 2018 financial statements (and numbers therein) have not been modified from those in the Company’s historical filings. The adjustments to the revenue, costs of goods sold and contract assets are further described in greater detail in Note 13 to the unaudited condensed consolidated financial statements included in this Amended Form 10-Q.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited As Restated See Note 13
ASSETS
Current Assets
Cash	$92,396	$247
Restricted Cash	-	81,686
Accounts Receivable	109,501	244,801
Contract Assets	1,286,231	363,396
Prepaid Expenses and Other Current Assets	138,242	79,965
Total Current Assets	1,626,370	770,095
Property, Plant and Equipment, net	14,837	19,567
Deposits	2,090	2,090
TOTAL ASSETS	$1,643,297	$791,752

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$5,389,264	$5,521,325
Contract liabilities	2,382,050	2,212,258
Promissory Notes	775,505	592,846
Derivative Liability	116,100	131,100
Convertible Notes	339,358	339,358
Total Current Liabilities	9,002,277	8,526,887
Promissory notes, net of current portion	965,739	930,592
Total Liabilities	9,968,016	9,457,479

Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 23,313,173 and 19,180,063 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	233	192
Paid in Capital	11,331,604	10,900,611
Accumulated Deficit	(19,656,556)	(19,566,530)
Total Stockholders’ Deficit	(8,324,719)	(8,665,727)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,643,297	$791,752

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019 As Restated See Note 13	Three Months Ended March 31, 2018
Revenue
Contract revenue	$2,216,097	$762,546
Total revenue	2,216,097	762,546

Cost of Sales
Contract cost of sales	1,769,111	611,564
Total cost of sales	1,769,111	611,564

Gross Profit	446,986	150,982

Operating expenses
Selling, general and administrative	503,889	608,374
Research and development	-	189
Depreciation	4,730	1,014
Total operating expenses	508,619	609,577

Income (loss) from operations	(61,633)	(458,595)

Other income (expense)
Interest	(76,922)	(64,995)
Gain from change in value of derivative	15,000	(50,300)
Miscellaneous income	33,529	2,000
Total other income (expense)	(28,393)	(113,255)

Loss before income taxes	(90,026)	(571,850)

Provision for income taxes	-	-

Net loss	$(90,026)	$(571,850)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares, basic and diluted	20,964,511	17,419,536

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(UNAUDITED)

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	-	$-	17,403,527	$174	10,593,735	$(4,500)	$(15,823,096)	$(5,233,687)
Shares issued for services	-	-	52,932	1	15,086	-	-	15,086
Stock compensation	-	-	-	-	483	-	-	483
Write Off Subscription	-	-	-	-	-	-	-	-
Shares issued in a private offering- net proceeds	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(571,850)	(571,850)
Balance, March 31, 2018			17,456,459	175	10,609,304	(4,500)	(16,394,946)	(5,789,968)

Balance, December 31, 2018	-	-	19,180,063	192	10,900,611	-	(19,566,530)	(8,665,727)
Shares issued for services	-	-	33,110	0	12,616	-	-	12,616
Stock compensation	-	-	-	-	8,418	-	-	8,418
Shares issued in a private offering- net proceeds	-	-	4,100,000	41	409,959	-	-	410,000
Net loss As Restated See FN 13	-	-		-	-	-	(90,026)	(90,026)
Balance, March 31, 2019 As Restated See FN 13	-	$-	23,313,173	$233	$11,331,604	$-	$(19,656,556)	$(8,324,719)

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2019 As Restated See FN 13	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,026)	$(571,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,730	1,014
Amortization of debt discount	-	2,308
Share based compensation	21,034	15,569
Loss (gain) on derivative	(15,000)	50,300
Changes in Operating Assets and Liabilities:
Accounts receivable	135,300	(182,732)
Prepaid expense and other current assets	71,484	47,950
Accounts payable and accrued expenses	271,940	123,312
Contract assets	(922,835)	211,695
Contract liabilities	169,792	(131,465)

Net cash used in operating activities	(353,581)	(433,899)

CASH FLOWS FORM FINANCING ACTIVITIES
Repayments of promissory notes	(45,956)	(90,420)
Proceeds of convertible notes	-	250,000
Proceeds from private placement	410,000	-
Net cash provided by financing activities	364,044	159,580

Increase (decrease) in cash and restricted cash	10,463	(274,319)
Cash and restricted cash, beginning of period	81,933	281,662
Cash and restricted cash, end of period	$92,396	$7,343

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76,922	$38,829
Taxes	$-	$-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$129,761	$78,349
Payables converted to promissory note	$134,000	$-

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

For the three-months ended March 31, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	March 31,
	2019	2018
	As Restated See FN 13
Product Category
Athletic fields and tracks	$1,668,252	$466,386
Vertical construction	547,845	296,160
Totals	$2,216,097	$762,546

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

NOTE 3 – GOING CONCERN

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2019 the Company had a working capital deficit of $7,375,907. The Company had losses of $90,026 for the three months ended March 31, 2019 and $571,850 for the three months ended March 31, 2018, and had an accumulated deficit of $19,656,556 at March 31, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through May 20, 2020.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	As Restated See FN 13
Costs incurred on contracts in progress	$21,796,632	$19,817,415
Estimated earnings (losses)	(206,768)	(378,469)
	21,589,864	19,438,946
Less billings to date	(22,833,820)	(21,287,808)
	$(1,243,956)	$(1,848,862)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at March 31, 2019 and December 31, 2018:

Contract assets consist of the following:

	March 31, 2019	December 31, 2018
	As Restated See FN 13
Costs and Estimated Earnings in Excess of Billings	$1,286,231	$363,396
Inventory	-	-
Contract Assets	$1,286,231	$363,396

Contract assets increased by $922,835 compared to December 31, 2018 due primarily to an increase in project activity during the three months ended March 31, 2019.

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

On May 7, 2019, the Company also entered into an equity financing agreement with GHS, with GHS committing to purchase up to $4,000,000 of the Company’s common stock in tranches of up to $350,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by GHS. The purchase price for the shares will be the lowest trading price during the 10-day period prior to each sale

NOTE 13 -- RESTATEMENT RELATED TO QUARTER ENDED MARCH 31, 2019

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Sport Field Holdings, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Form 10-Q”). In 2019, the Company assigned the completion of project to one of its subcontractors. Subsequent to that assignment, the Company revisited and revised the accounting for that project, reducing both the recognized revenue and associated costs of goods sold during the quarterly period ended March 31, 2019. Changes to the revenue and costs of goods sold also impacted Contract Assets. Except for the cumulative effects of the change in accounting for such project, no other changes have been made to the Original Form 10-Q. The 2018 financial statements (and numbers therein) have not been modified from those in the Company’s historical filings.

	March 31, 2019 Unaudited
	As Previously Reported	Adjustment	Restated
Condensed Consolidated Balance Sheet
Contract Assets	$1,670,361	$(384,130)	$1,286,231
Total Assets	2,010,500	(384,130)	1,626,370
Accounts Payable and Accrued Expenses	5,695,560	306,296	5,389,264
Total Current Liabilities	9,308,573	306,296	9,002,277
Total Liabilities	10,274,312	306,296	9,968,016
Accumulated Deficit	19,578,722	(77,834)	19,656,556
Total Stockholders' Deficit	8,246,885	(77,834)	8,324,719
Total Liabilities and Stockholders' Deficit	2,027,427	384,130	1,643,297

Condensed Consolidated Statement of Operations
Contract Revenue	$2,448,258	$(232,161)	$2,216,097
Contract cost of sales	1,917,248	148,137	1,769,111
Gross Profit	531,010	84,024	446,986
Loss from operations	22,391	(84,024)	(61,633)
Miscellaneous income	27,339	6,190	33,529
Total other income (expense)	(34,583)	6,190	(28,393)
Loss before income taxes	(12,192)	(77,834)	(90,026)
Net Loss	(12,192)	(77,834)	(90,026)
Net Loss Per Share	(0.00)	(0.00)	(0.00)

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

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	As Restated See FN 13

Revenue	$2,216,097	$762,546
Gross profit	$446,986	$150,982
Operating expenses	$508,619	$609,577
Income (Loss) from operations	$(61,633)	$(485,595)
Other income (expense)	$(28,393)	$(113,255)
Net loss	$(90,026)	$(571,850)
Loss per common share - basic and diluted	$(0.00)	$(0.03)

Revenue

Revenue was $2,216,097 for the three months ended March 31, 2019, as compared to $762,546 for the three months ended March 31, 2018, an increase of $1,453,551, or a 191% increase from prior period last year. This increase in revenue was primarily due to contracts entered into during the fourth quarter of 2018 entering in the construction phase in the first quarter of 2019.

Gross Profit

The Company generated a gross profit of $446,986, resulting in a gross profit margin of 20.2%, during the three months ended March 31, 2019 as compared to a gross profit of $150,982 and a gross profit margin of 19.8%, during the three months ended March 31, 2018. Gross profit percentage increased from 19.8% for the three months ended March 31, 2018 to 20.2% for the three months ended March 31, 2019, due to improved project management. During the prior period projects were bid at lower than current acceptable margins in order to place fields in certain strategic geographic locations that the Company believed could be used for the purpose of marketing its products.

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

Other income (expenses), net for the three months ended March 31, 2019, were ($28,393) as compared to $(113,255) for the three months ended March 31, 2018. For the three months ended March 31, 2019 other income (expenses) consisted of $76,922 in interest expense partly offset by a gain on the change in valuation of a derivative of $15,000, gain on debt extinguishment of $2,317 and miscellaneous income of $25,022. For the three months ended March 31, 2018 other income (expenses) consisted of approximately $65,000 in interest expense and a $50,300 loss on change in value of derivative.

Net Loss

The net loss for the three months ended March 31, 2019 was $90,026, or a basic and diluted loss per share of $0.00, as compared to a net loss of $571,850, or a basic and diluted loss per share of $(0.03), for the three months ended March 31, 2018. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit, decrease in operating expenses and increase in other income (expense) items discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2019, compared to December 31, 2018:

	March 31, 2019	December 31, 2018	Increase/ (Decrease)
	As Restated See FN 13
Current Assets	$1,626,370	$770,095	$856,275
Current Liabilities	$9,002,277	$8,526,887	$(475,390)
Working Capital (Deficit)	$(7,375,907)	$(7,756,792)	$380,885

At March 31, 2019, we had a working capital deficit of $7,375,907 as compared to working capital deficit of $7,756,792 at December 31, 2018, a working capital deficit decrease of $380,885. During the three months ended March 31, 2019, the Company received $134,000 in proceeds from promissory notes and $410,000 in proceeds from a private placement of common stock.

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

Going Concern

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2019 the Company had a working capital deficit of $7,375,907. The Company had losses of $90,026 for the three months ended March 31, 2019 and $571,850 for the three months ended March 31, 2018, and had an accumulated deficit of $19,656,556 at March 31, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through May 20, 2020.

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

For the three-months ended March 31, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	March 31,
	2019	2018
	As Restated See FN 13
Product Category

Athletic fields and tracks	$1,668,252	$466,386
Vertical construction	547,845	296,160
Totals	$2,216,097	$762,546

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

Item 6. Exhibits.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated May 8, 2018, between the Company and John Tuntland (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2018).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22	Settlement Agreement, dated January 26, 2018, between the Company and Montreat College. (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 20, 2018).

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.25	Promissory Note, dated May 1, 2019, and issued May 7, 2019, to GHS Investments, LLC (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.26	Equity Financing Agreement, dated May 1, 2019, between the Company and GHS Investments, LLC (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: August 19, 2019	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

