Form 10-Q
period 2019-06-30
SPORTS FIELD HOLDINGS, INC.
filed 2019-08-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of June 30, 2019, there were 23,318,390 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	30-Jun-19	31-Dec-18
	Unaudited
ASSETS
Current Assets
Cash	$88,302	$247
Restricted Cash	66,002	81,686
Accounts Receivable	674,401	244,801
Contract Assets	1,154,807	363,396
Prepaid Expenses and Other Current Assets	94,235	79,965
Total Current Assets	2,077,747	770,095
Property, Plant and Equipment, net	10,105	19,567
Deposits	2,090	2,090
TOTAL ASSETS	$2,089,942	$791,752

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,943,292	$4,765,829
Accrued Interest	299,259	141,330
Accrued Expenses	1,302,099	614,166
Contract Liabilities	2,737,765	2,212,258
Promissory Notes	836,850	592,846
Derivative Liability	140,648	131,100
Convertible Notes, Net	517,691	339,358
Total Current Liabilities	9,777,604	8,526,887
Promissory notes, net of current portion	866,247	930,592
Total Liabilities	10,643,851	9,457,479

Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value; 250,000,000 shares authorized, 23,318,390 and 19,180,063 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	233	192
Paid in Capital	11,517,979	10,900,611
Accumulated Deficit	(20,072,121)	(19,566,530)
Total Stockholders’ Deficit	(8,553,909)	(8,665,727)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,089,942	$791,752

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
Ordinary Income/Expense
Contract revenue	1,286,912	$1,362,129	$3,503,009	$2,124,675
Contract cost of sales	1,149,131	1,121,536	2,918,242	1,733,100
Gross Profit	137,781	240,593	584,767	391,575

Operating expenses
Selling, general and administrative	430,158	646,572	934,048	1,254,946
Research and development	-	-	-	189
Depreciation	4,733	676	9,462	1,690
Total operating expenses	434,891	647,248	943,510	1,256,825

Income (loss) from operations	(297,110)	(406,655)	(358,743)	(865,250)

Other income (expense)
Interest	(86,152)	(94,568)	(163,074)	(159,523)
Gain (loss) from change in value of derivative	(24,548)	25,900	(9,548)	(24,400)
Amortization of debt discount	(43,333)	-	(43,333)	-
Miscellaneous income	35,578	3,370	69,107	5,370
Total other income (expense)	(118,455)	(65,298)	(146,848)	(178,553)

Loss before income taxes	(415,565)	(471,953)	(505,591)	(1,043,803)

Provision for income taxes	-	-	-	-

Net loss	$(415,565)	$(471,953)	$(505,591)	$(1,043,803)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.06)

Weighted average common shares, basic and diluted	23,313,173	18,221,829	22,145,330	17,820,595

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(UNAUDITED)

	Preferred stock		Common stock
	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Common Stock Subscription	Accumulated Deficit	Total
Balance, December 31, 2017	-	$-	17,403,527	$174	$10,593,735	$(4,500)	$(15,823,096)	$(5,233,687)
Shares issued for services	-	-	52,932	1	15,086	-	-	15,087
Stock compensation	-	-	-	-	483	-	-	483
Net loss	-	-	-	-	-	-	(571,850)	(571,850)
Balance, March 31, 2018	-	-	17,456,459	175	10,609,304	(4,500)	(16,394,946)	(5,789,967)
Shares issued for services	-	-	35,010	-	11,812	-	-	11,812
Stock compensation	-	-	-	-	500	-	-	500
Shares issued in a private offering- net proceeds	-	-	1,493,332	15	223,985	-	-	224,000
Net loss	-	-					(471,953)	(471,953)
Balance, June 30, 2018	-	-	18,984,801	190	10,845,601	(4,500)	(16,394,946)	(5,553,655)

Balance, December 31, 2018	-	-	19,180,063	192	10,900,611	-	(19,566,530)	(8,665,727)
Shares issued for services	-	-	33,110	-	12,616	-	-	12,616
Stock compensation	-	-	-	-	8,418	-	-	8,418
Shares issued in a private offering- net proceeds	-	-	4,100,000	41	409,959	-	-	410,000
Net loss	-	-		-	-	-	(90,026)	(90,026)
Balance, March 31, 2019	-	-	23,313,173	233	11,331,604	-	(19,656,556)	(8,324,719)

Stock compensation	-	-	-	-	21,375	-	-	21,375
Intrinsic value of beneficial conversion feature	-	-	-	-	165,000	-	-	165,000
Net loss	-	-	-	-	-	-	(415,565)	(415,565)
Balance, June 30, 2019	$-	$-	23,313,173	$233	$11,517,979	$-	$(20,072,121)	$(8,553,909)

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended	Six Months Ended
	30-Jun-19	30-Jun-18
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(505,591)	$(1,043,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,462	1,690
Amortization of debt discount	43,333	5,386
Share based compensation	42,409	31,515
Loss (gain) on derivative	9,548	24,400
Changes in Operating Assets and Liabilities:
Cash overdraft	-	12,565
Accounts receivable	(429,600)	(319,520)
Other receivables	-	(152,251)
Prepaid expense and other current assets	37,464	103,831
Accounts payable and accrued expenses	427,325	789,431
Contract assets	(791,411)	(158,916)
Contract liabilities	525,507	39,094

Net cash used in operating activities	(631,554)	(666,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes	(78,455)	(129,824)
Proceeds of promissory notes	72,380	-
Proceeds of convertible notes	300,000	300,000
Proceeds from private placement	410,000	224,000
Net cash provided by financing activities	703,925	394,176

Increase (decrease) in cash and restricted cash	72,371	(272,402)
Cash and restricted cash, beginning of period	81,933	281,662
Cash and restricted cash, end of period	$154,304	$9,260

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$101,827	$72,885
Taxes	$-	$-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$51,734	$85,632
Recording of beneficial conversion feature	$165,000	-
Payables converted to promissory note	$134,000	$3,248

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of June 30, 2019, and the results of operations for the six months ended June 30, 2019. The results of operations for the six ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period.

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

For the three-months ended June 30, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
Product Category
Athletic fields and tracks	$1,285,699	1,065,969	2,953,952	1,245,467
Vertical construction	1,213	296,160	549,057	879,208
Totals	$1,286,912	1,362,129	3,503,009	2,124,675

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. There were no concentrations of credit risk as June 30, 2019 and December 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $0, respectively.

Research and Development

Research and development expenses are charged to operations as incurred.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a one (1) year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of June 30, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 4 for warranty expenses incurred during for the six and three months ended June 30, 2019 and 2018.

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

The Company utilized the following management assumptions in valuing the derivative conversion feature at June 30, 2019 and December 31, 2018:

	30-Jun-19	31-Dec-18
Exercise price	$0.12	$0.38
Expected dividends	0%	0%
Expected volatility	36.13%	43.06%
Risk fee interest rate	1.92%	2.63%
Term	1 year	1 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
As of June 30, 2019	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$140,648	$-	$-	$140,648	$140,648

	Carrying	Fair Value Measurement Using
As of December 31, 2018	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$131,100	$-	$-	$131,100	$131,100

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2016 through June 30, 2019:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion feature on convertible note	Total

Balance, December 31, 2016	$204,300	$204,300
Change in fair value	(120,100)	(120,100)
Balance, December 31, 2017	84,200	84,200
Change in fair value	46,900	46,900
Balance, December 31, 2018	131,100	131,100
Change in fair value	9,548	9,548
Balance, June 30, 2019	$140,648	$140,648

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the six months ended June 30, 2019 and 2018, respectively, are as follows:

	30-Jun-19	30-Jun-18

Warrants	183,338	679,588
Options	1,947,500	1,597,500
Convertible Notes	4,818,064	2,698,611
Totals	6,948,902	4,975,699

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

For the three months ended June 30, 2019, the Company had customers represent 46%, 30% and 17% of revenue, respectively. For the three months ended June 30, 2018, the Company had a customer represent 91% of revenue.

For the six months ended June 30, 2019, the Company had customers represent 38%, 17%, 16%, 13%, and 11% of revenue, respectively. For the six months ended June 30, 2018, the Company had a customer represent 87% of revenue.

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

NOTE 3 – GOING CONCERN

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2019 the Company had a working capital deficit of $7,699,857. The Company had losses of $505,591 for the six months ended June 30, 2019 and $1,043,803 for the six months ended June 30, 2018, and had an accumulated deficit of $20,072,121 at June 30, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through August 20, 2020.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of June 30, 2019 and December 31, 2018:

	30-Jun-19	31-Dec-18
Costs incurred on contracts in progress	$22,829,389	$19,817,415
Estimated earnings (losses)	91,022	378,469
	22,920,411	19,438,946
Less billings to date	(24,503,369)	(21,287,808)
	$(1,582,958)	$(1,848,862)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at June 30, 2019 and December 31, 2018.

Contract assets consist of the following:

	30-Jun-19	31-Dec-18
Costs and Estimated Earnings in Excess of Billings	$1,154,807	$363,396

Contract assets increased by $791,411 compared to December 31, 2018 due primarily to an increase in project activity during the six months ended June 30, 2019.

Contract liabilities consist of the following:

	30-Jun-19	31-Dec-18

Billings in Excess of Costs and Estimated Earnings	$2,697,194	$1,961,580
Provision for Estimated Losses on Uncompleted Contracts	40,571	250,678
Contract Liabilities	$2,737,765	$2,212,258

Contract liabilities increased $525,507 compared to December 31, 2018 primarily due to higher Billings in Excess of Costs & Estimated Earnings and increased project activity.

During the six months ended June 30, 2019 and 2018 the Company incurred warranty costs of $0 and $0, respectively. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide an 8 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of June 30, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY AND EQUIPMENT

Property, plant and equipment consists of the following:

Depreciation expense for the six months ended June 30, 2019 and 2018 was $9,462 and $1,690, respectively.

	30-Jun-19	31-Dec-18
Furniture and equipment	$19,803	$20,278
Leasehold improvements	24,292	24,292
Total	44,095	44,570
Less: accumulated depreciation	(33,990)	(25,003)
	$10,105	$19,567

NOTE 6 - LEASES

On January 1, 2018, the Company entered into a new lease agreement for its office space in Illinois. The lease commenced on January 1, 2018 and expires on December 31, 2020. For 2018, the lease has minimum monthly payments of $1,367; thereafter, the minimum monthly payment shall increase by the lesser of CPI or 5%.

Rent expense was $11,794 and $10,044 for the six months ended June 30, 2019 and 2018, respectively.

Future lease payments for the years ended December 31 are as follows:

2019 (remaining)	$8,612
2020	18,085
Total	$26,697

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

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of June 30, 2019 and December 31, 2018 of the aforementioned Note. As of June 30, 2019, the Company was not compliant with the repayment terms of the Note but no defaults under the Note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). As of December 31, 2018, the Company was not compliant with the repayment terms of the Note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the Note Holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date. The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017. The outstanding principal balance on the February 2016 note at June 30, 2019 and December 31, 2018 was $168,500. Accrued interest on this note was $50,550 and $ 37,913 as of June 30, 2019 and December 31, 2018, respectively.

On May 1, 2019, the Company entered into a nine-month loan agreement with GHS Investment, LLC (“GHS”). Pursuant to the agreement, GHS agreed to loan the Company $330,000 for general operating expenses. The loan was issued with ten percent (10%) original issuance discount and the Company shall also pay interest at 10% per annum. As security for the loan, GHS received a second priority security position in the assets of the Company; as additional security, the Company has placed 6,600,000 shares of common stock into reserve. The Company may prepay this loan, in whole or in part, upon three business days written notice and in accordance with the following schedule: (a) If within 60 calendar days from the execution of this loan, 100 % of all outstanding amounts due on each outstanding loan in one or more payments; (b) on or after 60 calendar days from the execution of the loan and within 180 days from execution, 120% of all amounts due on each outstanding loan in one payment or more payments; (c) on or after 180 calendar days from the execution of this loan through maturity date, 100% of all amounts outstanding in one payment or more payments. After five months, the loan is convertible into shares of the Company’s common stock at a conversion price equal to shall equal $0.15. The conversion price was less than the fair value of the stock on this day, resulting in recognition of the intrinsic value of a beneficial conversion feature of $165,000. Both the original issue discount and the intrinsic value of the beneficial conversion feature will be amortized over the life of the loan.

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

In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve. Currently, the Company is in arrears on this loan. The outstanding principal balance at June 30, 2019 and December 31, 2018 was $1,125,000. Accrued interest on this note was $144,615 and $35,579 as of June 30, 2019 and December 31, 2018, respectively.

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share. The outstanding principal balance on at June 30, 2019 and December 31, 2018 was $115,157 and $144,272, respectively. Accrued interest on this note was $2,293 and $ 653 as of June 30, 2019 and December 31, 2018, respectively.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At June 30, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. Currently, the Company is in arrears on this loan. At June 30, 2019 and December 31, 2018, the outstanding balance was $45,833.

On March 1, 2019, the Company entered into a thirty-six -month loan agreement with a consultant. Pursuant to the agreement, the consultant agreed to convert amounts owed by the Company in the amount of $134,000 to a promissory note with interest at 10% requiring semi-annual interest payments and a balloon payment of $134,000 due on the maturity date. In event of default on either the interest or principal payment, the consultant can convert the defaulted amount times 150% into common stock at the average closing price over the prior 10-days. At June 30, 2019 and December 31, 2018, the outstanding balance related to this agreement was $134,000 and $0, respectively.

Future maturities of debt are as follows (excluding debt discount):

For the years ending June 30

2019	$1,506,208
2020	732,247
2021	134,000
Total	$2,372,455

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of June 30, 2019, and December 31, 2018, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of June 30, 2019, and December 31, 2018, the Company has 23,318,390  and 19,180,563 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three months ended June 30, 2019, no shares of common stock were granted to employees. During the year ended December 31, 2018, 46,000 shares of common stock were granted to employees with a fair value of $17,011.

During the three months ended June 30, 2019, no shares of common stock were granted to various consultants for professional services provided to the Company. During the year ended December 31, 2018, 137,204 shares of common stock valued at $33,548 were issued to a consultants for professional services provided to the Company.

During the six months ended June 30, 2019, 10,000 shares of common stock were granted to a certain employee with a fair value of $3,220.

During the six months ended June 30, 2019, 23,110 shares of common stock valued at $9,396 were issued to various consultants for professional services provided to the Company.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Six months Ended 30 June 2019	For the Year Ended 31 Dec 2018

Risk free interest rate	2.52-2.76%	2.32-2.75%
Dividend yield	0%	0%
Expected volatility	42-43%	41-44%
Expected life in years	5.0-11.0	3.5-5.0
Forfeiture Rate	0%	0%

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2018 and the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	$1.14	3.34
Exercisable – December 31, 2017	1,180,000	1.21	3.23
Granted	400,000	0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2018	1,697,500	1.05	3.14
Exercisable– December 31, 2018	1,697,500	1.05	3.14
Granted	650,000	0.14	9.98
Exercised	-	-	-
Forfeited/Cancelled	(400,000)	0.35	-
Outstanding - June 30, 2019	1,947,500	0.87	4.74
Exercisable - June 30, 2019	1,297,500	1.19	2.16

At June 30, 2019 and December 31, 2018, the total intrinsic value of options outstanding was $55,000 and $0, respectively.

At June 30, 2019 and December 31, 2018, the total intrinsic value of options exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $29,954 for the six months ended June 30, 2019, and $4,166 for the six months ended June 30, 2018, respectively. As of June 30, 2019, the remaining balance of unamortized expense is $137,936 and is expected to be amortized through 2021.

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the year ended December 31, 2018 and the six months ended June 30, 2019:

At June 30, 2019 and December 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. The NexPhase consulting agreement was terminated on October 1, 2017. For three months ended June 30, 2019 and 2018, NexPhase earned sales commissions of $0. For six months ended June 30, 2019 and 2018, NexPhase earned sales commissions of $0, and had accounts payable from the Company of $113,175 at June 30, 2019 and December 31, 2018.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of June 30, 2019 of the aforementioned Note. As of June 30, 2019, the Company was not compliant with the repayment terms of the Notes but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At June 30, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first six months, the Company will pay interest only at 8% per annum. Currently, the Company is in arrears on this loan. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At June 30, 2019 and December 31, 2018, the outstanding balance was $45,833.

In April 2019, Mr. Olson advanced to the Company $11,520, which amount was used in partial satisfaction of the amount to be paid to a former employee under a settlement agreement (see Note 10, Employee Separation). This demand note carries no interest.

In April 2019, Mr. Keenan, Director of Finance, advanced to the Company $11,520, which amount was used in partial satisfaction of the amount to be paid to a former employee under a settlement agreement (see Note 10, Employee Separation). This demand note carries no interest.

NOTE 10 – EMPLOYEE SEPARATION

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to employment and compensation claims, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of June 30, 2019, the outstanding balance on this obligation was $23,000.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. For the six months ended June 30, 2019 and 2018, the company has recorded $78,252 of expense related to the agreement.

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

As of June 30, 2019 and December 31, 2018, Spartan was owed fees of $292,250 and $292,250, respectively.

Equity Financing Agreements

On May 1, 2019, the Company entered into an Equity Financing Agreement with GHS Investments LLC (“GHS”) for an equity line. Although the Company is not required to sell shares under the Equity Financing Agreement, the Equity Financing Agreement gives the Company the option at its discretion to sell to GHS up to $4,000,000 worth of common stock , in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $4,000,000 of our common stock pursuant to the Equity Financing Agreement, or (ii) the date that this registration statement is no longer in effect (the “Open Period”). The Company did not pay, and is not obligated to pay, GHS any amounts (in cash, shares of stock, or otherwise) as a commitment fee.

During the Open Period, the Company may, in its sole discretion, deliver a put notice (“Put Notice”) to GHS which shall state the dollar amount the Company intends to sell to GHS on a designated closing date (the “Put Amount”). The purchase price of the common stock pursuant to a Put Notice will be set at the lowest closing price of the common stock during the ten consecutive trading day period immediately preceding the date on which the Company delivers the Put Notice to GHS (the “Market Price”). The Company is obligated to deliver a number of shares to GHS equal to Put Amount divided by the Market Price, along with an additional 20% share premium (15% as “Issuance Discount” shares and 5% as “Transaction Costs” shares pursuant to the Financing Agreement terms).

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

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $23,000.

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

Upon information and belief, in October 2016, a high school student was injured while playing a school-sanctioned football game on a field installed by the Company. On or about April 17, 2019, the student filed suit in the Circuit Court for Baltimore City, Tyree Henry, et al. v. Sports Field Holdings, Inc., et al. (Case No. 24-C-19-002374), and the Company was served on July 17, 2019. The Company disputes that its installation was in any way related to plaintiff’s football injury and has engaged legal counsel to defend the matter.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18

Revenue	$1,286,912	$1,362,129	$3,503,009	$2,124,675
Gross profit	$137,781	$240,593	$584,767	$391,575
Operating expenses	$434,891	$647,248	$943,510	$1,256,825
Income (Loss) from operations	$(297,110)	$(406,655)	$(358,743)	$(865,250)
Other income (expense)	$(118,455)	$(65,298)	$(146,848)	$(178,553)
Net loss	$(415,565)	$(471,953)	$(505,591)	$(1,043,803)
Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.06)

Revenue

Revenue was $1,286,912 for the three months ended June 30, 2019, as compared to $1,362,129 for the three months ended June 30, 2018, a decrease of $75,217 or a 5.5% decrease from prior period last year.

Revenue was $3,503,009 for the six months ended June 30, 2019, as compared to $2,124,675 for the six months ended June 30, 2018, an increase of $1,378,334, or a 64.9% increase from prior period last year. The increase in revenue was primarily due to contracts entered into during the fourth quarter of 2018 entering the construction phase in 2019.

Gross Profit

The Company generated a gross profit of $137,781 resulting in a gross profit margin of 10.7% during the three months ended June 30, 2019 as compared to a gross profit of $240,593 and a gross profit margin of 17.7%, during the three months ended June 30, 2018. The decrease in gross profit margin was primarily due to higher contract cost of goods sold.

The Company generated a gross profit of $584,767 resulting in a gross profit margin of 16.7%, during the six months ended June 30, 2019 as compared to a gross profit of $391,575 and a gross profit margin of 18.4%, during the six months ended June 30, 2018. The decrease in gross profit margin was primarily due to higher contract cost of goods sold.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by $212,357 or 33% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An approximate $140,000 decrease in professional fees primarily in investment banking and legal fees; and

●	An approximate $108,000 decrease in compensation expense primarily related to lower salaries and wages.

Operating expenses decreased by $313,315 or 25% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The overall decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●

An approximate $130,000 decrease in professional fees primarily in investment banking and legal fees;

An approximate $60,000 decrease in various overhead costs including lower insurance, rent, office supplies and computer costs; and

●	An approximate $120,000 decrease in compensation expense primarily related to lower salaries and wages.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense, amortization of debt issuance costs and discounts related to the Company’s notes payable partly offset by a gain on a derivative.

Other income (expenses), net for the three months ended June 30, 2019, were ($118,455) as compared to $(65,298) for the three months ended June 30, 2018. For the three months ended June 30, 2019 other income (expenses) consisted of $86,152 in interest expense, a loss on the change in valuation of a derivative of $24,548, debt discount amortization of $43,333 and partly offset by miscellaneous income of $35,578.

Other income (expenses), net for the six months ended June 30, 2019, were ($146,848) as compared to $(178,553) for the six months ended June 30, 2018. For the six months ended June 30, 2019 other income (expenses) consisted of $163,074 in interest expense, a loss on the change in valuation of a derivative of $9,548, debt discount amortization of $43,333 and partly offset by miscellaneous income of $69,107.

Net Loss

The net loss for the three months ended June 30, 2019 was $415,565, or a basic and diluted loss per share of $0.02, as compared to a net loss of $471,953, or a basic and diluted loss per share of $0.03, for the three months ended June 30, 2018. The decrease in the loss compared to the prior period is primarily attributable to lower operating expenses.

The net loss for the six months ended June 30, 2019 was $505,591, or a basic and diluted loss per share of $0.02, as compared to a net loss of $1,043,803, or a basic and diluted loss per share of $0.06, for the six months ended June 30, 2018. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit and decrease in operating expenses discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2019, compared to December 31, 2018:

	30-Jun-19	31-Dec-18	Increase/ (Decrease)
Current Assets	$2,077,747	$770,095	$1,307,652
Current Liabilities	$9,777,604	$8,526,887	$(1,250,717)
Working Capital (Deficit)	$(7,699,857)	$(7,756,792)	$56,935

At June 30, 2019, we had a working capital deficit of $7,699,857 as compared to working capital deficit of $7,756,792 at December 31, 2018, a working capital deficit increase of $56,935. During the six months ended June 30, 2019, the Company received $402,380 in proceeds from promissory and convertible notes and $410,000 in proceeds from a private placement of common stock.

Summary Cash flows for the Six Months ended June 30, 2019 and 2018:

	Six Months Ended
	30-Jun-19	30-Jun-18
Net cash used in operating activities	$(631,554)	$(666,578)
Net cash provided by financing activities	$703,925	$394,176

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

Cash From Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2019 and 2018 was- $703,925 and $394,176, respectively. During the six months ended June 30, 2019, the Company received loan proceeds of $402,380 and repaid $78,455 in promissory notes. During the six months ended June 30, 2019, the Company received $410,000 in proceeds from a private placement of common stock. During the six months ended June 30, 2018, the Company received loan proceeds of $300,000 and made note payments of $224,000.

Going Concern

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of June 30, 2019 the Company had a working capital deficit of $7,699,857. The Company had losses of $505,591 for the six months ended June 30, 2019 and $1,043,803 for the six months ended June 30, 2018, and had an accumulated deficit of $20,072,121 at June 30, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through August 20, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, the Company had no off-balance sheet arrangements.

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

For the three-months and six-months ended June 30, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
Product Category
Athletic fields and tracks	$1.285,699	1,065,969	2,953,952	1,245,467
Vertical construction	1,213	296,160	549,057	879,208
Totals	$1,286,912	1,362,129	3,503,009	2,124,675

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended June 30, 2019, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

On or about April 5, 2019, Spartan Capital Securities, LLC, the Company’s broker-dealer (“Spartan”) filed an arbitration claim against the Company before the American Arbitration Association (New York, New York, Case No. 01-19-0001-0700), seeking an award of fees and other damages related to Spartan’s Investment Banking Agreement with the Company. On or about May 14, 2019, the Company filed a counterclaim against Spartan for breach of fiduciary duties, fraud, unjust enrichment, breach of contract, fraudulent inducement and tortious interference, seeking compensatory and punitive damages. On or about May 16, 2019, Spartan amended its claim to include breach of fiduciary duty and civil conspiracy causes of action against some of the Company’s directors, former directors and employees, which the Company and its directors, former directors and employees answered and denied.

Upon information and belief, in October 2016, a high school student was injured while playing a school-sanctioned football game on a field installed by the Company. On or about April 17, 2019, the student filed suit in the Circuit Court for Baltimore City, Tyree Henry, et al. v. Sports Field Holdings, Inc., et al. (Case No. 24-C-19-002374), and the Company was served on July 17, 2019. The Company disputes that its installation was in any way related to plaintiff’s football injury and has engaged legal counsel to defend the matter.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended June 30, 2019 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

