Form 10-Q
period 2019-09-30
SPORTS FIELD HOLDINGS, INC.
filed 2019-11-19
CIK 1539551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 17, 2019, there were 23,738,421 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTS FIELD HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	30-Sep-19	31-Dec-18
	(Unaudited)
ASSETS
Current Assets
Cash	$95,131	$247
Restricted Cash	65,611	81,686
Accounts Receivable, Net	427,127	244,801
Contract Assets	1,154,807	363,396
Prepaid Expenses and Other Current Assets	50,224	79,965
Total Current Assets	1,792,900	770,095
Property, Plant and Equipment, net	4,509	19,567
Deposits	2,090	2,090
TOTAL ASSETS	$1,799,499	$791,752

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,988,801	$4,495,829
Accrued Interest	378,249	141,330
Accrued Expenses	1,317,969	614,166
Contract Liabilities	2,720,409	2,212,258
Current Portion of Promissory Notes	1,407,932	592,846
Derivative Liability	131,664	131,100
Convertible Notes, Net	605,575	339,358
Total Current Liabilities	10,550,599	8,526,887
Promissory Notes, Net of Current Portion	115,157	930,592
Convertible Notes, Net of Current Portion	134,000	-
Total Liabilities	10,799,756	9,457,479

Commitment and Contingencies

Stockholders’ Deficit
Preferred Stock, $ 0.00001 par value; 20,000,000 shares authorized; none issued and outstanding		-
Common Stock, $0.00001 par value; 250,000,000 shares authorized; 23,581,534 and 19,180,063 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	237	192
Additional Paid-in Capital	11,868,607	10,900,611
Accumulated Deficit	(20,869,101)	(19,566,530)
Total Stockholders’ Deficit	(9,000,101)	(8,665,727)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,799,499	$791,752

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-19	30-Sep-18	30-Sep-19	30-Sep-18
Contract revenue	$264,840	$3,077,289	$3,767,849	$5,201,964
Contract cost of sales	226,061	3,098,858	3,144,303	4,831,958
Gross Profit	38,779	(21,569)	623,546	370,006

Operating expenses
Selling, general and administrative	402,672	844,237	1,336,720	2,099,183
Research and development	-	990	-	1,179
Depreciation	5,596	1014	15,058	2,704
Total operating expenses	408,268	846,241	1,351,778	2,103,066

Loss from operations	(368,489)	(867,810)	(728,232)	(1,773,060)

Other income (expense)
Interest	(107,999)	(54,271)	(270,073)	(213,794)
Gain (loss) from change in value of derivative	8,984	(186,300)	(564)	(210,700)
Amortization of debt discount	(87,873)	-	(131,206)	-
Miscellaneous income (expense)	(240,491)	996	(171,496)	6,366
Total other income (expense)	(427,491)	(239,575)	(574,339)	(418,128)

Loss before income taxes	(796,980)	(1,107,385)	(1,302,571)	(2,151,188)

Provision for income taxes	-	-	-	-

Net loss	$(796,980)	$(1,107,385)	$(1,302,571)	$(2,151,188)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.12)

Weighted average common shares, basic and diluted	23,561,947	18,292,242	22,691,971	18,655,127

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(UNAUDITED)

	Preferred stock		Common stock		Additional Paid In	Common Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Subscription	Deficit	Total

Balance, December 31, 2017	-	$-	17,403,527	$174	$10,593,735	$(4,500)	$(15,823,096)	$(5,233,687)
Shares issued for services	-	-	52,932	1	15,086	-	-	15,087
Stock compensation	-	-	-	-	483	-	-	483
Net loss	-	-	-	-	-	-	(571,850)	(571,850)
Balance, March 31, 2018	-	-	17,456,459	175	10,609,304	(4,500)	(16,394,946)	(5,789,967)
Shares issued for services	-	-	35,010	-	11,812	-	-	11,812
Stock compensation	-	-	-	-	500	-	-	500
Shares issued in a private offering- net proceeds	-	-	1,493,332	15	223,985	-	-	224,000
Net loss	-	-					(471,953)	(471,953)
Balance, June 30, 2018	-	-	18,984,801	190	10,845,601	(4,500)	(16,394,946)	(5,553,655)

Shares issued for services			46,442	-	10,274			10,274
Stock compensation			11,500	-	4,462			4,462
Shares issued in a private offering- net proceeds			100,000	1	14,999			15,000
Net loss								(1,107,385)
Balance, September 30, 2018	-	-	19,142,743	191	10,878,968	(4,500)	(17,974,284)	(7,099,625)

Balance, December 31, 2018	-	-	19,180,063	192	10,900,611	-	(19,566,530)	(8,665,727)
Shares issued for services	-	-	21,229	-	2,123			2,123
Shares issued in a private offering- net proceeds	-	-	4,050,000	41	404,960	-	-	405,001
Stock-based compensation	-	-	-	-	8,618			8,618
Net loss	-	-		-	-	-	(90,026)	(90,026)
Balance, March 31, 2019	-	-	23,251,292	233	11,316,312	-	(19,656,556)	(8,340,011)

Stock compensation	-	-	177,147	2	58,536	-	-	58,538
Shares issued in a private offering- net proceeds	-	-	50,000	1	5,000	-	-	5,001
Intrinsic value of beneficial conversion feature	-	-	-	-	165,000	-	-	165,000
Stock-based compensation	-	-	-	-	2,482	-	-	2,482
Net loss	-	-	-	-	-	-	(415,565)	(415,565)
Balance, June 30, 2019	-	-	23,478,439	236	11,547,330	-	(20,072,121)	$(8,524,555)
Shares issued for services	-	-	95,175	1	23,510			23,511
Shares issued in a private offering	-	-	7,920	-	1,267	-	-	1,267
Intrinsic value of beneficia conversion feature	-	-	-	-	296,500	-	-	296,500
Net loss	-	-					(796,980)	(796,980)
Balance, September 30, 2019	-	$-	23,581,534	$237	$11,868,607	$	$(20,869,101)	$(9,000,257)

See the accompanying notes to these condensed consolidated financial statements.

SPORTS FIELD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	30-Sep-19	30-Sep-18
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,302,571)	$(2,151,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,058	2,704
Amortization of debt discount	131,206	6,921
Share based compensation	95,272	46,251
Note issued for insurance premiums	51,733	-
Loss (gain) on derivative	564	210,700
Changes in Operating Assets and Liabilities:

Accounts receivable	(182,327)	(740,652)
Other receivables	-	(36,015)
Prepaid expense and other current assets	29,741	(66,631)
Accounts payable and accrued expenses	567,705	1,641,433
Contract assets	(791,411)	(298,759)
Contract liabilities	508,151	808,257
Net cash used in operating activities	(876,878)	(576,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of promissory notes	(78,455)	(210,302)
Proceeds of promissory notes	26,373	300,00
Proceeds of convertible notes	596,500	-
Proceeds from private placement	411,269	239,000
Net cash provided by financing activities	955,687	328,698

Increase (decrease) in cash and restricted cash	78,809	(248,281)
Cash and restricted cash, beginning of period	81,933	281,662
Cash and restricted cash, end of period	$160,742	$33,381

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,385	$126,777
Taxes	$-	$-

Non-cash Investing and financing activities:
Notes issued for insurance premiums	$101,074	$78,349
Recording of beneficial conversion feature	$461,500	$-
Payables converted to promissory note	$134,000	$-
Original issuance discount from convertible notes	$60,000	-
Debt discounts on convertible notes payable	$525,000	$-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial position of the Company as of September 30, 2019, and the results of operations for the nine months ended September 30, 2019. The results of operations for the nine ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period.

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

Revenues and Cost Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

For the three-months and nine-months ended September 30, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	30-Sept-19	30-Sept-18	30-Sept-19	30-Sept-18
Product Category
Athletic fields and tracks	$253,123	$1,965,478	$3,207,075	$3,745,710
Vertical construction	11,716	1,111,811	560,773	1,456,254
Totals	$264,840	$3,077,289	$3,767,849	$5,201,964

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. There were no concentrations of credit risk as September 30, 2019 and December 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $0, respectively.

Research and Development

Research and development expenses are charged to operations as incurred.

Warranty Costs

The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide a one (1) year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of September 30, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets. See Note 4 for warranty expenses incurred during for the nine and three months ended September 30, 2019 and 2018.

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

The Company utilized the following management assumptions in valuing the derivative conversion feature at September 30, 2019 and December 31, 2018:

	30-Sept-19	31-Dec-18
Exercise price	$0.18	$0.38
Expected dividends	0%	0%
Expected volatility	38.6%	43.06%
Risk fee interest rate	2.16%	2.63%
Term	1-year	1 year

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
As of September 30, 2019	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$131,664	$-	$-	$131,664	$131,664

	Carrying	Fair Value Measurement Using
As of December 31, 2018	Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature on convertible note	$131,100	$-	$-	$131,100	$131,100

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2018 through September 30, 2019:

	Fair Value Measurement
	Using Level 3 Inputs
	Derivative conversion feature on convertible note	Total

Balance, December 31, 2017	84,200	84,200
Change in fair value	46,900	46,900
Balance, December 31, 2018	131,100	131,100
Change in fair value	564	564
Balance, September 30, 2019	$131,664	$131,664

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

Own-Share Lending Arrangements

At the date of issuance, any own share-lending arrangement entered into on the Company’s shares in contemplation of a convertible debt offering or other financing is measured at fair value and recognized as an issuance cost with an offset to additional paid-in capital. If it becomes probable that the Company will default, the Company will recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2019 and 2018, respectively, are as follows:

	30-Sept-19	30-Sept-18

Warrants	183,338	679,588
Options	1,947,500	1,597,500
Convertible Notes	4,818,064	2,335,730
Totals	6,948,902	4,612,818

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

For the nine months ended September 30, 2019, the Company had 3 customers representing 14.9%, 22.5% and 35.0% of revenue, respectively. For the nine months ended September 30, 2018, the Company had customers representing 26%, 19%, 18%, 15% and 12% of revenue.

For the three months ended September 30, 2019, the Company had 1 customer representing 94.3% of revenue, respectively. For the three months ended September 30, 2018, the Company had customers representing 32%, 30%, 22% and 12% of revenue.

Recent Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of September 30, 2019 the Company had a working capital deficit of $8,757,699. The Company had losses of $1,302,571 for the nine months ended September 30, 2019 and $2,151,188 for the nine months ended September 30, 2018 and had an accumulated deficit of $20,869,101 at September 30, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through November 19, 2020.

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

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

Following is a summary of costs, billings, and estimated earnings on contracts in process as of September 30, 2019 and December 31, 2018:

	30-Sept-19	31-Dec-18
Costs incurred on contracts in progress	$22,251,141	$19,817,415
Estimated earnings (losses)	1,195,138	378,469
	23,446,279	19,438,946
Less billings to date	(25,011,881)	(21,287,808)
	$(1,565,602)	$(1,848,862)

The above accounts are shown in the accompanying consolidated balance sheet under these captions at September 30, 2019 and December 31, 2018.

Contract assets consist of the following:

	30-Sept-19	31-Dec-18
Costs and Estimated Earnings in Excess of Billings	$1,154,807	$363,396

Contract assets increased by $791,411 compared to December 31, 2018 due primarily to an increase in project activity during the nine months ended September 30, 2019.

Contract liabilities consist of the following:

	30-Sept-19	31-Dec-18

Billings in Excess of Costs and Estimated Earnings	$2,684,395	$1,961,580
Provision for Estimated Losses on Uncompleted Contracts	36,014	250,678
Contract Liabilities	$2,720,409	$2,212,258

Contract liabilities increased $508,151 compared to December 31, 2018 primarily due to higher Billings in Excess of Costs & Estimated Earnings and increased project activity.

During the nine months ended September 30, 2019 and 2018 the Company incurred warranty costs of $0 and $0, respectively. The Company generally provides a warranty on the products installed for up to 8 years with certain limitations and exclusions based upon the manufacturer’s product warranty. The Company’s subcontractors provide an 8 year warranty to the Company against defects in material or workmanship. The Company has accrued a warranty reserve of $50,000 and $50,000 as of September 30, 2019 and December 31, 2018, respectively which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $15,058 and $2,704, respectively.

	30-Sept-19	31-Dec-18
Furniture and equipment	$19,803	$20,278
Leasehold improvements	24,292	24,292
Total	44,095	44,570
Less: accumulated depreciation	(39,586)	(25,003)
	$4,509	$19,567

NOTE 6 - LEASES

On January 1, 2018, the Company entered into a new lease agreement for its office space in Illinois. The lease commenced on January 1, 2018 and expires on December 31, 2020. For 2018, the lease has minimum monthly payments of $1,367; thereafter, the minimum monthly payment shall increase by the lesser of CPI or 5%.

Rent expense was $1,237 and $15,597 for the nine months ended September 30, 2019 and 2018, respectively. The 2019 amount is net of sub-lease rental income.

Future lease payments for the years ended December 31 are as follows:

2019 (remaining)	$4,306
2020	18,085
Total	$22,391

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

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of September 30, 2019 and December 31, 2018 of the aforementioned Note. As of September 30, 2019, the Company was not compliant with the repayment terms of the Note but no defaults under the Note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On February 22, 2016 (the “Effective Date”), the Company issued a convertible note in the principal aggregate amount of $170,000 to a private investor (the “February 2016 Note”). As of December 31, 2018, the Company was not compliant with the repayment terms of the Note but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the Note Holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) 65% of the volume-weighted average price for the last twenty trading days preceding the conversion date. The Note holder converted a portion of the principal $1,500 and accrued interest $1,748 to 16,901 shares of common stock during the second quarter ended June 30, 2017. The outstanding principal balance on the February 2016 note at September 30, 2019 and December 31, 2018 was $168,500. Accrued interest on this note was $58,195 and $ 37,913 as of September 30, 2019 and December 31, 2018, respectively.

On May 1, 2019, the Company entered into a nine-month loan agreement with GHS Investment, LLC (“GHS”). Pursuant to the agreement, GHS agreed to loan the Company $330,000 for general operating expenses. The loan was issued with ten percent (10%) original issuance discount and the Company shall also pay interest at 10% per annum. As security for the loan, GHS received a second priority security position in the assets of the Company; as additional security, the Company has placed 6,600,000 shares of common stock into reserve. The Company may prepay this loan, in whole or in part, upon three business days written notice and in accordance with the following schedule: (a) If within 60 calendar days from the execution of this loan, 100 % of all outstanding amounts due on each outstanding loan in one or more payments; (b) on or after 60 calendar days from the execution of the loan and within 180 days from execution, 120% of all amounts due on each outstanding loan in one payment or more payments; (c) on or after 180 calendar days from the execution of this loan through maturity date, 100% of all amounts outstanding in one payment or more payments. After five months, the loan is convertible into shares of the Company’s common stock at a conversion price equal to shall equal $0.15. The conversion price was less than the fair value of the stock on this day, resulting in recognition of the intrinsic value of a beneficial conversion feature of $165,000. Both the original issue discount of $30,000 and the intrinsic value of the beneficial conversion feature of $165,000 will be amortized over the life of the loan. The Company accreted $108,333 of the debt discount during the nine months ended September 30, 2019 and will record accretion equal to the debt discount of $86,667 over the remaining term of the note.

On March 1, 2019, the Company entered into a thirty-six -month loan agreement with a consultant. Pursuant to the agreement, the consultant agreed to convert amounts owed by the Company in the amount of $134,000 to a note with interest at 10% requiring semi-annual interest payments and a balloon payment of $134,000 due on the maturity date. In event of default on either the interest or principal payment, the consultant can convert the defaulted amount times 150% into common stock at the average closing price over the prior 10-days. At September 30, 2019 and December 31, 2018, the outstanding balance related to this agreement was $134,000 and $0, respectively.

On September 11, 2019, the Company entered into a nine-month loan agreement with Labrys Fund, LP (“Labrys”) and issued Labrys a $330,000 convertible promissory note. Pursuant to the agreement, Labrys agreed to loan the Company $296,500, net of Labrys’s original issue discount of $30,000 and $3,500 for Labrys’s legal fees, for general operating expenses. The loan was issued with a ten percent (10%) original issuance discount, and the Company shall also pay interest at 10% per annum. As security for the loan, Labrys received 1,100,000 shares of common stock, which shares are to be returned to the Company’s treasury upon timely repayment or prepayment of the loan (“Loaned Shares”). As it was probable the Company would repay the loan at or prior to maturity, no amount related to the shares was expensed during the quarter ending September 30, 2019. In the event of default, in addition to other rights and remedies, Labrys may enter a Confession of Judgement against the Company for the outstanding amount due under the convertible note. During the first 180 days of the loan, the Company may prepay the loan in full upon three business days written notice. At any time after issuance, Labrys can convert the outstanding principal amount under the convertible note into shares of the Company’s common stock at a conversion price equal to $0.15, or, if an event of default has occurred, at a conversion price equal at 60% multiplied by the lowest trading price during the prior twenty (20) trading day period. The conversion price was less than the fair value of the stock onSeptember 11, 2019, resulting in recognition of the intrinsic value of a beneficial conversion feature of $296,500. Both Labrys’s original issue discount and legal fees in the aggregate amount of $33,500 and the intrinsic value of the beneficial conversion feature will be amortized over the life of the loan. The Company accreted $22,883 of the debt discount during the nine months ended September 30, 2019 and will record accretion of the remaining debt discount of $307,117 over the remaining term of the note.

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

In November 2018, this Loan Agreement was amended in order to increase the principal amount to $1,125,000, and extended through November 25, 2020 with interest at 15% requiring monthly payments of $26,650 in principal (starting in March 2019) plus interest with a balloon payment of $592,000 due on the maturity date. As additional security for the term loan, the Company has placed 970,000 shares of common stock into reserve. Currently, the Company is in arrears on this loan. The outstanding principal balance at September 30, 2019 and December 31, 2018 was $1,125,000. Accrued interest on this note was $198,053 and $35,579 as of September 30, 2019 and December 31, 2018, respectively.

As of November 8, 2018, the outstanding principal was $351,810 and accrued unpaid interest as $124,524, totaling $476,334. On November 8, 2018, the Note Holder Plaintiffs and the Company executed a Settlement Agreement pursuant to which the Note Holder Plaintiffs agreed to a full release and wavier of their claims, including but not limited to, dismissal with prejudice of the suit in exchange for (a) an initial payment of $250,000, and (b) promissory notes in the total amount of $150,000, payable over twenty-four (24) months, with interest at nine percent (9%) per annum. As security for the two promissory notes, the Company will place 850,000 shares of common stock into an escrow account (“Escrow”). In the event the Company does not make timely payments under the promissory notes, upon written notice and after expiration of a cure period, the escrow agent shall release from Escrow shares of common stock with a value equal to the missed installment payment or payments plus accrued interest on that payment or payments. The number of shares so issued shall be determined by dividing the amount of the past due installment payment by the volume-weighted average price of the Company’s common stock for the last five trading days preceding the due date of the installment payment. With respect to the common stock held in Escrow, Note Holder Plaintiffs do not have any shareholder rights, including but not limited to voting, dividend or ownership rights. Upon full performance of the promissory notes, all shares of common stock still remaining in Escrow shall revert back to the Company as treasury shares. Given that the Company is experiencing financial difficulties and the Note Holder Plaintiffs granted a concession by accepting total payments of $400,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $76,336 from the debt settlement. The gain on troubled debt restructuring was $0.00 per share. The outstanding principal balance on at September 30, 2019 and December 31, 2018 was $115,517 and $144,272, respectively. Accrued interest on this note was $4,884 and $ 653 as of September 30, 2019 and December 31, 2018, respectively.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first nine months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At September 30, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first nine months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. Currently, the Company is in arrears on this loan. At September 30, 2019 and December 31, 2018, the outstanding balance was $45,833.

Future maturities of debt are as follows:

For the years ending September 30

2019	$1,066,417
2020	1,062,247
2021	134,000
Total	$2,262,664

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of September 30, 2019, and December 31, 2018, the Company has -0- shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.00001 per share. As of September 30, 2019, and December 31, 2018, the Company has 23,581,534 and 19,180,563 shares of common stock issued and outstanding, respectively.

Common stock issued for services

During the three and nine months ended September 30, 2019, 95,175 and 293,551 shares of common stock valued at $23,511 and $84,172, respectively, were issued to various consultants and employees for professional services provided to the Company.

During the three and nine months ended September 30, 2018, 57,942 and 145,884 shares of common stock valued at $14,736 and $42,085, respectively, were issued to various consultants and employees for professional services provided to the Company.

Sale of common stock

During the nine-month period ended September 30, 2019, the Company sold an aggregate of 4,107,920 shares of Company common stock for $411,269 in cash. These shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

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

Stock options issued for services

On January 11, 2019, the Company issued 25,000 common stock options to a consultant for investor relations services at a fair value of $25,547. The options immediately vested and have a $0.35 strike price.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	For the Nine months Ended 30 September 2019	For the Year Ended 31 Dec 2018

Risk free interest rate	2.52-2.76%	2.32-2.75%
Dividend yield	0%	0%
Expected volatility	42-43%	41-44%
Expected life in years	5.0-11.0	3.5-5.0
Forfeiture Rate	0%	0%

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2018 and the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	1,297,500	$1.14	3.34
Exercisable – December 31, 2017	1,180,000	1.21	3.23
Granted	400,000	0.86	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2018	1,697,500	1.05	3.14
Exercisable– December 31, 2018	1,697,500	1.05	3.14
Granted	650,000	0.14	9.98
Exercised	-	-	-
Forfeited/Cancelled	(400,000)	0.35	-
Outstanding - September 30, 2019	1,947,500	0.90	2.27
Exercisable - September 30, 2019	1,647,500	0.87	2.19

At September 30, 2019 and December 31, 2018, the total intrinsic value of options outstanding was $0 and $0, respectively.

At September 30, 2019 and December 31, 2018, the total intrinsic value of options exercisable was $97,350 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $9,885 for the nine months ended September 30, 2019, and $4,166 for the nine months ended September 30, 2018, respectively. As of September 30, 2019, the remaining balance of unamortized expense is $156,790 and is expected to be amortized through 2021.

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the year ended December 31, 2018 and the nine months ended September 30, 2019:

At September 30, 2019 and December 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Jeromy Olson, the Chief Executive Officer of the Company, owns 50.0% of a sales management and consulting firm, NexPhase Global, LLC (“NexPhase”) that provides sales services to the Company. These services include the retention of two full-time senior sales representatives including the current National Sales Director of the Company. The NexPhase consulting agreement was terminated on October 1, 2017. For three months ended September 30, 2019 and 2018, NexPhase earned sales commissions of $0. For nine months ended September 30, 2019 and 2018, NexPhase earned sales commissions of $0, and had accounts payable from the Company of $113,175 at September 30, 2019 and December 31, 2018.

Glenn Tilley, a director of the Company, is the holder of $170,857 of principal as of September 30, 2019 of the aforementioned Note. As of September 30, 2019, the Company was not compliant with the repayment terms of the Notes but no defaults under the note have been called by the note holder. The Company is currently conducting good faith negotiations with the note holder to further extend the maturity date, however, there can be no assurance that a further extension will be granted. The Company is currently accruing interest on the Note at the default interest rate of 15% per annum. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of i) $1.00 per share and ii) the volume-weighted average price for the last five trading days preceding the conversion date.

On March 30, 2018, the Company entered into an eighteen-month loan agreement with an investor. Pursuant to the agreement, the investor agreed to loan the Company $250,000 for general operating expenses. During the first nine months, the Company will pay interest only at 8% per annum. Thereafter, the Company shall pay principal and interest through maturity on December 31, 2019. Currently, the Company is in arrears on this loan. At September 30, 2019 and December 31, 2018, the outstanding balance related to this finance agreement was $208,333.

On April 9, 2018, the Company entered into an eighteen-month loan agreement with a director. Pursuant to the agreement, the director agreed to loan the Company $50,000 for general operating expenses. During the first nine months, the Company will pay interest only at 8% per annum. Currently, the Company is in arrears on this loan. Thereafter, the Company shall pay principal and interest through maturity on October 30, 2019. At September 30, 2019 and December 31, 2018, the outstanding balance was $45,833.

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

NOTE 10 – EMPLOYEE SEPARATION

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to employment and compensation claims, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of September 30, 2019, the outstanding balance on this obligation was $0.

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

Supply Agreement

On December 2, 2015, IMG Academy LLC (“IMG”) and the Company entered into an Official Supplier Agreement (the “Agreement”). The term of the Agreement is January 1, 2016 through December 31, 2019 (the “Term”). Under the Agreement, The Company is to be the “Official Supplier” of IMG in connection with certain of the Company’s products and related services during the Term. Additionally, the Agreement provides the Company with certain promotional opportunities and supplier benefits including but not limited to (i) on-site signage and Company brand exposure (ii) the opportunity to install up to 4 test turf plots (the “Test Plots”) in order for the Company to conduct research on its turf products and the ability to use IMG athletes as participants in such testing (ii) opportunity to schedule site visits of test plots for potential Company customers and (iv) access to IMG’s personnel to include Head Coaches, Athletic Director and Administrators, subject to clearances and applicable rules of governing bodies such as NCAA. As consideration for its designation as IMG’s “Official Supplier” the Company must pay IMG three installments of $208,000 during the Term as specified in the Agreement. For the nine months ended September 30, 2019 and 2018, the company has recorded $117,378 of expense related to the agreement.

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

As of September 30, 2019 and December 31, 2018, Spartan was owed fees of $292,250 and $292,250, respectively.

Equity Financing Agreements

On May 1, 2019, the Company entered into an Equity Financing Agreement with GHS Investments LLC (“GHS”) for an equity line. Although the Company is not required to sell shares under the Equity Financing Agreement, the Equity Financing Agreement gives the Company the option at its discretion to sell to GHS up to $4,000,000 worth of common stock, in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $4,000,000 of our common stock pursuant to the Equity Financing Agreement, or (ii) the date that this registration statement is no longer in effect (the “Open Period”). The Company did not pay, and is not obligated to pay, GHS any amounts (in cash, shares of stock, or otherwise) as a commitment fee.

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

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with the former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $0.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	30-Sept-19	30-Sept-18	30-Sept-19	30-Sept-18

Revenue	$264,840	$3,077,289	$3,767,849	$5,201,964
Gross profit	$38,779	$(21,569)	$623,546	$370,006
Operating expenses	$408,268	$846,241	$1,351,778	$2,103,066
Income (Loss) from operations	$(369,489)	$(867,810)	$(728,232)	$(1,733,060)
Other income (expense)	$(427,491)	$(239,575)	$(574,339)	$(418,128)
Net loss	$(796,980)	$(1,107,385)	$(1,302,571)	$(2,151,188)
Loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.12)

Revenue

Revenue was $264,840 for the three months ended September 30, 2019, as compared to $3,077,289 for the three months ended September 30, 2018, a decrease of $2,812,449 or a 91% decrease from prior period last year. The decrease in revenue was primarily due to delay in contract and project starts.

Revenue was $3,767,849 for the nine months ended September 30, 2019, as compared to $5,201,964 for the nine months ended September 30, 2018, a decrease of $1,434,115, or a 28% decrease from prior period last year. The decrease in revenue was primarily due to delay in contract and project starts.

Gross Profit

The Company generated a gross profit of $38,779 resulting in a gross profit margin of 14.6% during the three months ended September 30, 2019 as compared to a gross profit of $(21,569) and a gross profit margin of (.7%), during the three months ended September 30, 2018. The increase in gross profit margin was primarily due to lower contract cost of goods sold.

The Company generated a gross profit of $623,546 resulting in a gross profit margin of 16.5%, during the nine months ended September 30, 2019 as compared to a gross profit of $370,006 and a gross profit margin of 7.1%, during the nine months ended September 30, 2018. The increase in gross profit margin was primarily due to lower contract cost of goods sold.

Operating Expenses

Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, and fees for professional services. Professional services are principally comprised of outside legal, audit, marketing, investor relations and outsourcing services.

Operating expenses decreased by $437,973 or 52% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	Lower compensation expenses by approximately $178,000 from having less employees and fewer contractors; and

●	Lower professional fees by approximately $168,000 due to lower banking and legal fees.

Operating expenses decreased by $751,288 or 36% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The overall decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	Lower compensation expenses by approximately $301,000 from having less employees and fewer contractors; and

●	Lower professional fees by approximately $300,000 due to lower banking and legal fees.

Other Income (Expenses)

Other income (expense) consists primarily of interest expense, amortization of debt issuance costs and discounts related to the Company’s notes payable partly offset by a gain on a derivative.

Other income (expenses), net for the three months ended September 30, 2019, were ($427,491) as compared to $(239,575) for the three months ended September 30, 2018. For the three months ended September 30, 2019 other income (expenses) consisted primarily of $107,999 in interest expense, debt discount amortization of $87,873 and miscellaneous expenses of $240,603.

Other income (expenses), net for the nine months ended September 30, 2019, were ($574,339) as compared to $(418,128) for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 other income (expenses) consisted of $270,073 in interest expense, debt discount amortization of $131,206 and miscellaneous expenses of $171,496.

Net Loss

The net loss for the three months ended September 30, 2019 was $796,980, or a basic and diluted loss per share of $0.03, as compared to a net loss of $1,107,385, or a basic and diluted loss per share of $0.06, for the three months ended September 30, 2018. The decrease in the loss compared to the prior period is primarily attributable to lower operating expenses.

The net loss for the nine months ended September 30, 2019 was $1,302,571, or a basic and diluted loss per share of $0.06, as compared to a net loss of $2,151,188, or a basic and diluted loss per share of $0.12, for the nine months ended September 30, 2018. The decrease in the loss compared to the prior period is primarily attributable to the increase in gross profit and decrease in operating expenses discussed above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2019, compared to December 31, 2018:

	30-Sept-19	31-Dec-18	Increase/(Decrease)
Current Assets	$1,792,900	$770,095	1,022,805
Current Liabilities	$9,603,509	$8,526,887	1,076,622
Working Capital (Deficit)	$(8,757,699)	$(7,756,792)	(1,000,907)

At September 30, 2019, we had a working capital deficit of $8,757,699 as compared to working capital deficit of $7,756,792 at December 31, 2018, a working capital deficit increase of $1,000,907. During the nine months ended September 30, 2019, the Company received $544,418 in proceeds from promissory and convertible notes, net of repayments, and $411,269 in proceeds from a private placement of common stock.

Summary Cash flows for the Nine Months ended September 30, 2019 and 2018:

	Nine Months Ended
	30-Sept-19	30-Sept-18
Net cash used in operating activities	$(876,878)	$(576,979)
Net cash provided by financing activities	$955,687	$328,698

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

Cash From Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2019 and 2018 was $995,687 and $328,698, respectively. During the nine months ended September 30, 2019, the Company received $544,418 in proceeds from promissory and convertible notes, net of repayments, and $411,269 in proceeds from a private placement of common stock.

Going Concern

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of September 30, 2019 the Company had a working capital deficit of $8,757,699. The Company had losses of $1,302,571 for the nine months ended September 30, 2019, and had an accumulated deficit of $20,869,101 at September 30, 2019. Substantially all of our accumulated deficit has resulted from losses incurred on construction projects, costs incurred in connection with our research and development and general and administrative costs associated with our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through November 19, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, the Company had no off-balance sheet arrangements.

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

For the three-months and nine-months ended September 30, 2019 and 2018, revenues from contracts with customers is summarized by product category were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	30-Sept-19	30-Sept-18	30-Sept-19	30-Sept-18
Product Category
Athletic fields and tracks	$253,123	1,965,478	3,207,075	3,745,710
Vertical construction	11,716	1,111,811	560,773	1,456,254
Totals	$264,840	3,077,289	3,767,849	5,201,964

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended September 30, 2019, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

On March 27, 2019 the Company entered into a mutual general release and settlement agreement (the “Settlement Agreement”) with a former employee. Pursuant to the Settlement Agreement, the Company agreed to pay the former employee $69,000, payable in three equal installments of $23,000 on March 31, June 28 and September 30, 2019 (the “Settlement Amount”). The Settlement Agreement also contains a general release by the former employee of the Company relating to the Claim, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. As of the date of this filing, the outstanding balance on this obligation was $0.

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

On or about September 18, 2019, Eastern Roofing Systems, Inc. filed suit in the Court of Common Pleas of Lackawanna County, PA, Eastern Roofing Systems, Inc. v. Firstform, Inc. (Case No. 19 of 5484), alleging breach of contract, unjust enrichment, and other causes of actions. The Company was served on or about September 23, 2019. The Company intends to engage legal counsel to defend the matter.

On or about October 18, 2019, ACT Global Americas, Inc. filed suit in the District Court of Travis County, TX, ACT Global Americas, Inc. v. Sports Field Holdings, Inc. et al (Case No. D-1-GN-19-007275), alleging breach of contract, fraud and theft, and other causes of actions. The Company was served on or about October 25, 2019. The Company disputes these allegations and will engage legal counsel to vigorously defend the matter.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended September 30, 2019 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Other than as disclosed in Note 5 to the financial statements herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated June 16, 2014 by and among Anglesea Enterprises, Inc., Anglesea Enterprises Acquisition Corp., and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

2.2	Short Form Merger Agreement dated June 16, 2014 by and between Anglesea Enterprises, Inc. and Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on January 24, 2012).

3.3	Certificate of Incorporation of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

3.4	By-Laws of Sports Field Holdings, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014).

4.1	Form of Convertible Debenture (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

4.2	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.1	Consulting Agreement, dated August 29, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Employment Agreement, dated September 18, 2014, between the Company and Jeromy Olson (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014).**

10.3	Director Agreement, dated May 8, 2018, between the Company and John Tuntland (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2018).**

10.4	Director Agreement, dated August 27, 2015, between the Company and Glenn Appel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2015).**

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2015).

10.6	Director Agreement, dated January 4, 2014, between the Company and Glenn Tilley (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2016).**

10.7	Business Loan Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.8	Promissory Note issued in favor of Genlink (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.9	Security Agreement by and between the Company and Genlink (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.10	Consulting Agreement by and between the Company and Nexphase Global, dated March 10, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.11	Letter Agreement by and between the Company and Brothers Consulting, dated (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016).

10.12	Letter Agreement by and between the Company and Glenn Tilley, dated October 21, 2016 (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2016).

10.13	Consulting Agreement by and between the Company and Nexphase Global, dated March 15, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

10.14	Form of Ambassador Program Representative Agreement (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.15	Sports Field Holdings, Inc., 2016 Incentive Stock Option Plan (incorporated by reference to the exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.16	Form of Restricted Stock Agreement (incorporated by reference to the exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.17	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to the exhibit 10.3 of the company’s current report on form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.18	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to the exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to the exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).**

10.20	NM Letter Agreement Extending the Maturity Date of the Brothers Note (incorporated by reference to the exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.21	Director Agreement, dated May 15, 2017, between the Company and Tom Minichiello (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).**

10.22	Settlement Agreement, dated January 26, 2018, between the Company and Montreat College. (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 20, 2018).

10.23	First Modification of Business Loan Agreement, dated December 11, 2017, between the Company Genlink Capital, LLC (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.24	First Modification of Promissory Note, dated December 11, 2017, between the Company and Genlink Capital, LLC (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.25	Promissory Note, dated May 1, 2019, and issued May 7, 2019, to GHS Investments, LLC (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.26	Equity Financing Agreement, dated May 1, 2019, between the Company and GHS Investments, LLC (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.27	Convertible Promissory Note, dated September 11, 2019, issued to Labrys Fund, LP. *

21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 30, 2016).

23.1	Consent of Rosenberg Rich Baker Berman & Company (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 4, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*

Filed or furnished herewith. XBRL (Extensible Business Reporting Language) information is deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS FIELD HOLDINGS, INC.

Date: November 19, 2019	By:	/s/ Jeromy Olson
	Name:	Jeromy Olson
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

